Form 10-Q
period 2007-11-30
Sierra Ventures, Inc.
filed 2008-02-19
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 333-146675

SIERRA VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665441
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

1685 H Street, No. 155
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of February 18, 2008.

Transitional Small Business Format. Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Balance Sheets
November 30, 2007

	November 30, 2007	May 31, 2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,654	$12,282

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	2,000	3,000
Total current liabilities	2,000	3,000

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 6,900,000 shares issued and
outstanding	6,900	6,900
Additional paid-in capital	8,250	8,200
Other comprehensive loss	66	(2)
Deficit accumulated during the exploration stage	(15,562)	(5,816)
Total stockholders' equity	(346)	9,282

Total liabilities and stockholders' equity	$1,654	$12,282

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

		October 19, 2006						October 19, 2006		For the period
		Three months		(Inception)		Six months		(Inception)		October 19, 2006
		ended		through		ended		through		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2007		2006		2007		2006		November 30, 2007

Revenues	$	---	$	---	$		$	---	$	---

Expenses
Professional fees		1,000		---		3,000		---		6,300
Communications expense		2,573		---		2,573		---		3,166
Office expenses		2,815		300		2,928		300		3,594
Travel and entertainment		---		---		1,195		---		2,352
Other services		---		---		50		---		150

Total expenses		6,388		300		9,746		300		15,562

Net loss		$(6,388)		$(300)		$(9,746)		$(300)		$(15,562)

Basic and diluted loss per common share		---		---		---		---		---

Weighted average number of common shares
used in per share calculations		6,900,000		6,030,000		6,900,000		6,030,000		6,829,545

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	100	---	---	100

Currency exchange loss	---	---	---	(2)	---	(2)

Net loss for the period
October 19, 2006 (inception)
to May 31, 2007	---	---	---	---	(5,816)	(5,816)

Balance, May 31, 2007	6,900,000	6,900	8,200	(2)	(5,816)	9,282

Contributed services	---	---	50	---	---	50

Currency exchange gain	---	---	---	68	---	68

Net loss for the six months period
ended November 30, 2007	---	---	---	---	(9,746)	(9,746)

Balance, November 30, 2007	6,900,000	$6,900	$8,250	$66	$(15,562)	$(346)

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

				For the period
				October 19, 2006
		Six Months		(date of inception)
		ended		through
		November 30, 2007		November 30, 2007

Cash flows used for operating activities
Net loss		$(9,746)		$(15,562)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		50		150
Other comprehensive loss		68		66
Changes in operating assets and liabilities
Increase in accrued expenses		(1,000)		2,000

Cash flows used for operating activities		(10,628)		(13,346)

Cash flows from financing activities
Proceeds from issuance of common stock		---		15,000

Cash flows from financing activities		---		15,000

Increase in cash and cash equivalents		(10,628)		1,654

Cash and cash equivalents --- Beginning of period		12,282		---

Cash and cash equivalents --- End of period		$1,654		$1,654

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---
Income taxes paid		---		---

Non---cash financing activities
Paid in capital from contributed services		50		150

See accompanying notes to financial statements

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

Note 1 – Nature of Operations

Sierra Ventures, Inc. (“the Company”) was incorporated under the laws of the State of Wyoming on October 19, 2006. The Company is a start-up, exploration stage corporation which has an option agreement (“Option to Purchase and Royalty Agreement) with Jiujiang Gao Feng Mining Industry Limited Company granting the Company the exclusive right and option to acquire 25% of the right, title and interest in the Zhangjiafan Gold Mining property situated in Dexing City, Jiangxi Province, China .

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to November 30, 2007.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period October 19, 2006 (inception) through May 31, 2007 as filed in its Form SB-2 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at November 30, 2007 and for the period October 19, 2006 (inception) through November 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $15,562 for the period from October 19, 2006 (inception) through November 30, 2007. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from the public offering, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mining exploration costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Reclamation costs

Exploration of mineral resources in China is governed by the Mineral Resources Law of 1986, as amended on January 1, 1997, and the Implementation Rules for the Mineral Resources Law, effective March 26, 1994. On February 12, 1998, the State Council issued three sets of regulations, which, together with the mineral resources law and implementation rules are referred to as the “Mineral Resources Law”. The regulations are (i) Regulation for Registering to Explore Mineral Resources Using the Block System; (ii) Regulation for Registering to Mine Mineral Resources; and (iii) Regulation for Transferring Exploration and Exploration Rights.

The basis laws and policies for environmental protection in China are the Environmental Protection Law, the Environmental Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision, implementation and enforcement of environmental protection laws and regulations. Provincial governments also have the power to issue implementing rules and policies in relation to environmental protection in their respective jurisdictions. Applicants for exploration rights must submit environmental impact assessments and those projects that fail to meet environmental protection standards will not be granted licenses.

After exploration, the licensee must perform water and soil maintenance and take steps towards environmental protection. After the exploration rights have expired or the concessionaire stops mining during the permit period and the mineral resources have not been fully developed, the concessionaire must perform water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, or must pay the costs of land recovery and environmental protection. After closing, the mining enterprises shall perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay the costs of land recovery and environmental protection.

Penalties for breaching the Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity fails to adopt preventative measures or control facilities that meet the requirements of the enacted environmental protection standards, it is subject to suspension of production or operations and for payment of a fine. Material violations of environmental laws and regulations causing property damage or casualties may result in criminal liabilities.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

It is difficult to estimate the full costs of the compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until the Company starts operations. The Company will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Income taxes

The Company has adopted SFAS no 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception) through November 30, 2007, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through August 31, 2007. As of August 31, 2007, there were no options outstanding.

Business segments

SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through November 30, 2007.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No., 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 .” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s financial statements.

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to August 31, 2007

On October 31, 2006 the Company received $6,000 from it’s founder for 6,000,000 shares of the Company’s common stock subscribed for at $.001 on October 31, 2006.

On November 30, 2006 the Company received $9,000 for 900,000 shares of the Company’s common stock subscribed for at $.01 in a private placement on November 14, 2006.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

Note 5 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2008, an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2009. The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) upon completion of a phase I exploration program as recommended by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2010.

Note 6 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period October 19, 2006 through November 30, 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

Note 7 – Certain significant risks and uncertainties

The Company is subject to the consideration and risks of operating in the PRC. The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

The Company's primary sources of revenues and cash flows will be derived from its business operations in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

Note 8 – Related party transactions

Officers contributed administrative services to the Company for all periods to November 30, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($.001 per share) as founder shares. (Note 4)

Note 9 – Registration Statement

On October 11, 2007 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission. The Corporation is offering up to 2,000,000 shares of its common stock at a price of $.05 per share. The Company received a “no comment” letter dated October 25, 2007

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General Information

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Sierra" mean Sierra Ventures, Inc., unless otherwise indicated.

Sierra is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry

Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Foreign Currency and Exchange Rates

Dollar costs of Sierra’s property acquisition and planned exploration costs are in Chinese Yuan Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.133 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2007 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

Overview

We were incorporated in the State of Wyoming on October 19, 2006 as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1685 H Street, No. 155, Blaine, Washington 98230. Our telephone number is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On March 22, 2007, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property in north-western Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China, the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out certain exploration work.

Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Sierra, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2008;

b)

Sierra, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2009;

c)	Sierra shall allot and issue 1,000,000 shares in the capital of Sierra to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist;

d)	Upon exercise of the option agreement, Sierra will pay to Jiujiang USD 25,000 per annum as pre-payment of the net smelter return., effective May 31, 2010.

e)	Sierra will pay to Jiujiang an annual royalty equal to three percent (3%) of Net Smelter Returns; and

f)

Sierra has the right to acquire an additional 26% of the right, title and interest in and to the Property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2010.

The Zhangjiafan gold property is located in Sizhou District, Jiangxi Province, People’s Republic of China, 13 kilometres northwest of Dexing City which is approximately 8 hours by aircraft and ground transportation west from Shanghai.

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to Mr. Jackson for review without any contractual obligations.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements. There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the site. There are no disputes as to title or liens registered on the claim.

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Zhangjiafan Gold Property” dated March 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

Gao Fenglin, graduated from Gan-Zhou Geosciences Institute, with the approximate educational equivalency of a U.S. designated geological engineer. He has practiced his profession as an exploration geologist for more than 20 years

In December, 2006, Jiujiang renewed its exploration rights to 9.065 square kilometers covering the Zhangjiafan property, which will expire in December 2008, subject to renewal upon expiry. Although Jiujiang believes that it will be able to renew licenses as it has done in the past, there can be no assurance that it will be able to exploit the entire mineral resources of its property during its license period. If Jiujiang fails to renew its exploration rights upon expiry or if it cannot effectively utilize the resources within a license period, the operation and performance of Jiujiang and the Zhangjiafan property may be adversely affected.

Jiujiang's exploration rights entitle it to undertake mining activities, infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. Jiujiang is required to submit mining proposal and feasibility studies to the relevant authority. They are also obligated to pay a natural resources fee to the State in an amount equal to 2% of annual sales, if any.

The Vendor of the option is responsible for all local contracts, work and permitting. Jiujiang has provided assurances that all permits, licenses and matters pertinent to the first phase of our exploration program are either currently in place or will be within the next few months. As of the date of this registration statement, we believe that Jiujiang is current with all requirements under local and State laws, rules and other measures.

The Vendor holds the mining rights to the claims which thereby gives it or its designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Jiujiang were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Jiujiang has granted an option to Sierra to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if they were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Jiujiang would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against Jiujiang in the situations described, there is a question as to whether that recourse would have specific value.

Regional Geology

The mining area is located at the southeast edge of the Yangtze and Jiangnan platforms in the north-western slopes of the deep fracture belts in the northwest of Jiangxi Province. The exposure of the stratums in this area is mainly in the form of metamorphic rocks which were laid down in the times of Proterozoic or Later Proterozoic Eras of the Shuangqiao Mountain Group and the Climbing Mountain Group. The geological structure is well developed and magmatic actives are frequent which has provided good formative conditions for gold ore depositions. These are all indicators of the possible presence of gold in the area of the property. Three sites of potential interest have been located on the property and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey. These sites will become the focus of our efforts during phase I.

History

No previous work has been performed on the property.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Zhangjiafan property to determine if there are commercially exploitable deposits of gold and silver. Gao Fenglin, Senior Engineer, recommends a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the report which is a reflection of local costs for the specified type of operation.

It is our intention to retain the services of the Jiujiang Geological Engineering Group Company and Mr. Gao prior to commencement of work on the property to complete the first phase of the work program in 2008, predicated on completion of our SB-2 offering. We will assess the results of the program upon receipt of the report. The cost estimates for this and other phases of the work program are based on the report’s recommendations and reflect local costs for this type of work.

Phase I Exploration Program

We must conduct exploration to determine if gold exists on the property and if any which is found can be economically extracted and profitably processed. Initially, we will run a grid over the entire property and review maps of the results of any past reported geological and geochemical programs correlating all past information to our grid; then we will complete a geological survey to evaluate certain specific targets previously identified.

Over the next ten months we intend to complete the first phase of the exploration plan on our optioned property. To date we have not performed any work on the property. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the property.

Phase 1 will begin by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2009 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Sierra’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Although it may appear that phase II merely continues phase I, such is not entirely the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claims. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Ian Jackson our senior officer and director.

At present, we have no employees, other than Mr. Jackson; he does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Middleton as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 1685 H Street, No. 155, Blaine, Washington 98230. Currently, these facilities are provided to us by Ian Jackson, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Sierra at cost on a quarterly basis.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Following the completion of our SB-2 registration statement offering, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise the additional funds required, we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three months ended November 30, 2007, and October 19, 2006 (inception) through November 30, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to November 30, 2007 was $15,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2007 nor for the six month period ending on November 30, 2007. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and the six-month period ended November 30, 2007 was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter ended November 30, 2007 was $0 and $15,000 received for the period from inception on October 19, 2006 through to and including November 30, 2007. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Second Quarter ended November 30, 2007	For the Second Quarter ended November 30, 2006	Feb. 11, 2005 (Inception) thru November 30, 2007
Professional fees	1,000	—	6,300
Communications	2,573	—	3,166
Office	2,815	—	3,594
Travel, meals and entertainment	—	—	2,352
Other costs and services	—	—	150
TOTAL	$6,388	$300	$15,562

SUMMARY – Total expenses were $6,388 in the quarter ended November 30, 2006 and $300 for the comparative period last year. For the six month periods ended November 30, 2007 and November 30, 2006, the comparative values were $9,746 and $300 respectively. A total of $15,562 in expenses has been incurred since inception on October 19, 2006 through November 30, 2007. The costs can be subdivided into the following categories.

PROFESSIONAL FEES: Sierra incurred $1,000 in professional fees for the quarter ended on November 30, 2007 and $0 for the comparative period last year. For the six month periods ended November 30, 2007 and November 30, 2006, the comparative values were $3,000 and $0 respectively. From inception to October 19, 2006, we have incurred a total of $6,300 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter or for the six-month period ended November 30, 2007 and no direct compensation costs have been incurred since inception.

COMMUNICATIONS EXPENSES: $2,573 in communications costs were incurred in the most recent quarter which ended on November 30, 2007 while $2,573 was incurred for the comparative period last year. For the six month periods ended November 30, 2007 and November 30, 2006, the comparative values were $2,573 and $0 respectively. For the period October 19, 2006 (inception) through November 30, 2007 a total of $3,166 has been spent on communication costs related to establishing our business.

OFFICE EXPENSES: $2,815 in office costs were incurred in the most recent quarter which ended on November 30, 2007 while $300 was incurred during the comparative period last year. For the six month periods ended November 30, 2007 and November 30, 2006, the comparative values were $2,928 and $300 respectively. For the period October 19, 2006 (inception) through November 30, 2007 a total of $3,594 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on November 30, 2007 and $0 was incurred for the comparative period last year. For the six month periods ended November 30, 2007 and November 30, 2006, the comparative values were $1,195 and $0 respectively. For the period October 19, 2006 (inception) through November 30, 2007 a total of $2,352 has been spent on travel entertainment and meal expenses.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended November 30, 2007 and $0 was incurred for the comparative period last year. For the six month periods ended November 30, 2007 and November 30, 2006, the comparative values were $50 and $0 respectively while a total of $150 was incurred in the period from inception on October 19, 2006 to November 30, 2007. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No other costs were incurred in the current quarter under review or during the comparative period last year. For the period October 19, 2006 (inception) through November 30, 2007, Sierra has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on November 30, 2007, $10,268 in net cash was used. A total of $13,346 in net cash has been used for the period from Inception on October 19, 2006 to November 30, 2007.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2007 – 2008 or from the date of inception.

During the current quarter under review, Sierra did not sell any shares of its common stock. As of the date of this report Sierra has 6,900,000 common shares issued and outstanding.

Sierra continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Sierra does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Sierra believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of November 30, 2007, we had a deficit of $346 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2008 we will concentrate our efforts on commencing the phase I work program on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

If it turns out that we have not raised enough money to complete our secondary exploration program through phase II, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2007 – 2008. Management projects that we may require a total of $100,000 to $160,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	30,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$160,000

As at November 30, 2007, we had a working capital deficit of $346. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they come due.

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on October 19, 2006 to November 30, 2007 was $15,000 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation S / 504D offering in November, 2006 for cash consideration of $9,000 to a total of 4 placees.

As of November 30, 2007, our total assets which consist entirely of cash and prepaid expenses amounted to $1,654 and our total liabilities were $2,000. Working capital stood at negative $346.

For the quarter ended November 30, 2007, the net loss was $6,388 ($0.0009 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to November 30, 2007 is $15,562.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

A. Disclosure

Our principal executive and financial officer has, as of the date of this report, evaluated the effectiveness of our disclosure controls and procedures and has concluded that our procedures and controls are effective. There have been no changes in the our internal controls or in other factors that could affect these controls, including any corrective actions with regard to deficiencies and material weaknesses.

B. Internal Control over Financial Reporting

Our certifying officers (principal executive and financial officer)are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

a)

designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

There have been no changes in the our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Sierra had 6,900,000 shares of common stock issued and outstanding as of February 18, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

The issuances discussed under this section are exempted from registration under Rule 903 of Regulation S or Rule 504D or Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006 to November 30, 2007 was $15,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	6,300
Communications Expenses	3,166
Office Expenses	36594
Travel, Entertainment and Meals	2,352
Other Costs and Services	150
Total Use of Proceeds to November 30, 2006	$15,562

Common Stock

During the three month period ended November 30, 2007, no shares of common stock were issued. As of November 30, 2007, there were 6,900,000 shares issued and outstanding and as of February 18, 2008 there were 6,900,000 shares outstanding.

Options

No options were granted during the three-month period ending November 30, 2007.

Code of Ethics

The Board of Directors on March 22, 2007 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 1685 H Street, No. 155, Blaine, Washington 98230

Web Site

Cavalier does not maintain a Web site but has an e-mail address at “sierraventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2007: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sierra Ventures, Inc.
(Registrant)

Date: February 18, 2008

BY:/s/ “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors