Form 10-Q
period 2008-02-29
Sierra Ventures, Inc.
filed 2008-04-21
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of April 15, 2008.

Transitional Small Business Format. Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Balance Sheets
February 29, 2008

	February 29, 2008	May 31. 2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$6,450	$12,282

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	1,000	3,000
Shareholder advances	10,000	--
Total current liabilities	11,000	3,000

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 6,900,000 shares issued and
outstanding	6,900	6,900
Additional paid-in capital	8,250	8,200
Other comprehensive loss	59	-2
Deficit accumulated during the exploration stage	-19,759	-5,816
Total stockholders' equity	-4,550	9,282

Total liabilities and stockholders' equity	$6,450	$12,282

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

								October 19, 2006		For the period
		Three months		Three months		Nine months		(Inception)		October 19, 2006
		ended		ended		ended		through		(date of inception)
		February 29,		February 28,		February 29,		February 28,		through
		2008		2007		2008		2007		February 29, 2008

Revenues	$	---	$	---	$		$	---	$	---

Expenses
Professional fees		1,000		1,000		4,000		1,000		7,300
Communications expense		1,434		297		4,007		297		4,600
Office expenses		1,763		329		4,691		629		5,357
Travel and entertainment		---		579		1,195		579		2,352
Other services		---		---		50		---		150

Total expenses		4,197		2,205		13,943		2,505		19,759

Net loss		$-4,197		$-2,205		$-13,943		$-2,505		$-19,759

Basic and diluted loss per common share		---		---		---		---		---

Weighted average number of common shares
used in per share calculations		6,900,000		6,030,000		6,900,000		6,030,000		6,829,545

See accompanying notes to financial statements

Sierra Ventures,  Inc.
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	100	---	---	100

Currency exchange loss	---	---	---	-2	---	-2

Net loss for the period
October 19, 2006 (inception)
to May 31, 2007	---	---	---	---	-5,816	-5,816

Balance, May 31, 2007	6,900,000	6,900	8,200	-2	-5,816	9,282

Contributed services	---	---	50	---	---	50

Currency exchange gain	---	---	---	61	---	61

Net loss for the nine months
ended February 29, 2008	---	---	---	---	-13,943	-13,943

Balance, February 29, 2008	6,900,000	$6,900	$8,250	$59	$-19,759	$-4,550

See accompanying  notes to financial  statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

				For the period		For the period
				October 19, 2006		October 19, 2006
		Nine months		(date of inception)		(date of inception)
		ended		through		through
		February 29, 2008		February 28, 2007		February 29, 2008

Cash flows used for operating activities
Net loss		$-13,943		$-2,505		$-19,759
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		50				150
Other comprehensive loss		61				59
Changes in operating assets and liabilities
Increase in accrued expenses		-2,000		1,000		1,000

Cash flows used for operating activities		-15,832		-1,505		-18,550

Cash flows from financing activities
Advances from shareholder		10,000		---		10,000
Proceeds from issuance of common stock		---		15,000		15,000

Cash flows from financing activities		10,000		15,000		25,000

Increase in cash and cash equivalents		-5,832		13,495		6,450

Cash and cash equivalents - Beginning of period		12,282		---		---

Cash and cash equivalents - End of period		$6,450		$13,495		$6,450

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		50		---		150

See accompanying notes to financial statements

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to February 29, 2008.

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

The Company’s financial statements at February 29, 2008 and for the period October 19, 2006 (inception) through February 29, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $19,759 for the period from October 19, 2006 (inception) through February 29, 2008. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception) through February 29, 2008, there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through February 29, 2008. As of February 29, 2008, there were no options outstanding.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through February 29, 2008.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single–employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year–end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to February 29, 2008

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
FEBRUARY 29, 2008

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

Note 6 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period October 19, 2006 through February 29, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on the PRC economy.

Note 8 – Related party transactions

Officers contributed administrative services to the Company for all periods to February 29, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($.001 per share) as founder shares. (Note 4)

An officer of the Company advanced $10,000 to the Company to cover expenses. The advance does not have a due date and is not interest bearing.

Note 9 – Registration Statement

On October 11, 2007 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission. The Corporation is offering up to 2,000,000 shares of its common stock at a price of $.05 per share. The Company received a “no comment” letter dated October 25, 2007. The Company expects the SB-2 offering to close early in April, 2008.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 29, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Zhangjiafan Gold Property” dated March 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin, graduated from Gan-Zhou Geosciences Institute, with the approximate educational equivalency of a U.S. designated geological engineer. He has practiced his profession as an exploration geologist for more than 20 years. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

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

The Corporation’s SB-2 registration statement whereby we are attempting to raise $50,000 as a minimum and a maximum of $100,000 through an initial public offering at a price of $0.05 per share was filed with the Securities & Exchange Commission on October 11, 2007 and became effective on December 24, 2007. We are currently engaged in selling the shares under the offering and anticipate closing on or before April 30, 2008.

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

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three months ended February 29, 2008, and October 19, 2006 (inception) through February 29, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to February 29, 2008 was $15,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended February 29, 2008 nor for the six month period ending on February 29, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and the six-month period ended February 29, 2008 was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter ended February 29, 2008 was $10,000 as proceeds of a loan from a director and officer and $25,000 received for the period from inception on October 19, 2006 through to and including February 29, 2008. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Third Quarter ended February 29, 2008	For the Third Quarter ended February 28, 2007	Feb. 11, 2005 (Inception) thru February 29, 2008
Professional fees	1,000	$1,000	7,300
Communications	1,434	297	4,600
Office	1,763	329	5,357
Travel, meals and entertainment	—	579	2,352
Other costs and services	—	—	150
TOTAL	$4,197	$2,205	$19,759

SUMMARY – Total expenses were $4,197 in the quarter ended February 28, 2007 and $2,205 for the comparative period last year. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $13,943 and $2,505 respectively. A total of $19,759 in expenses has been incurred since inception on October 19, 2006 through February 29, 2008. The costs can be subdivided into the following categories.

PROFESSIONAL FEES: Sierra incurred $1,000 in professional fees for the quarter ended on February 29, 2008 and $1,000 for the comparative period last year. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $4,000 and $1,000 respectively. From inception to October 19, 2006, we have incurred a total of $7,300 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter or for the nine-month period ended February 29, 2008 and no direct compensation costs have been incurred since inception.

COMMUNICATIONS EXPENSES: $1,434 in communications costs were incurred in the most recent quarter which ended on February 29, 2008 while $297 was incurred for the comparative period last year. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $4,007 and $297 respectively. For the period October 19, 2006 (inception) through February 29, 2008 a total of $4,6-- has been spent on communication costs related to establishing our business.

OFFICE EXPENSES: $1,763 in office costs were incurred in the most recent quarter which ended on February 29, 2008 while $329 was incurred during the comparative period last year. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $4,691 and $629 respectively. For the period October 19, 2006 (inception) through February 29, 2008 a total of $5,357 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on February 29, 2008 and $579 was incurred for the comparative period last year. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $1,195 and $579 respectively. For the period October 19, 2006 (inception) through February 29, 2008 a total of $2,352 has been spent on travel entertainment and meal expenses.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended February 29, 2008 and $0 was incurred for the comparative period last year. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $50 and $0 respectively while a total of $150 was incurred in the period from inception on October 19, 2006 to February 29, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No other costs were incurred in the current quarter under review or during the comparative period last year. For the period October 19, 2006 (inception) through February 29, 2008, Sierra has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on February 29, 2008, $15,832 in net cash was used and for the nine month period ended February 29, 2008 a total of $1,505 in net cash was used. A total of $18,550 in net cash has been used for the period from Inception on October 19, 2006 to February 29, 2008.

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

Plan of Operation

Sierra believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of February 29, 2008, we had a deficit of $4,500 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2008 we will concentrate our efforts on completing our initial public offering and commencing the phase I work program on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

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

As at February 29, 2008, we had a working capital deficit of $4,500. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 29, 2008, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on October 19, 2006 to February 29, 2008 was $25,000 as a result of gross proceeds received from sales of our common stock (less offering costs - $15,000) and loans from a directors and officer ($10,000). We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation S / 504D offering in November, 2006 for cash consideration of $9,000 to a total of 4 placees.

As of February 29, 2008, our total assets which consist entirely of cash and prepaid expenses amounted to $6,450 and our total liabilities were $11,000. Working capital stood at negative $4,500.

For the quarter ended February 29, 2008, the net loss was $4,197 ($0.0006 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to February 29, 2008 is $19,759.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2008. Inflation is moderately higher than it was during 2006 and 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Sierra had 6,900,000 shares of common stock issued and outstanding as of April 15, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006 to February 29, 2008 was $25,000 as a result of proceeds received from sales of our common stock ($15,000) and a loan from an officer and director ($10,000). During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	7,300
Communications Expenses	4,600
Office Expenses	5,357
Travel, Entertainment and Meals	2,352
Other Costs and Services	150
Total Use of Proceeds to February 28, 2007	$19,759

Common Stock

During the three month period ended February 29, 2008, no shares of common stock were issued. As of February 29, 2008 and April 15, 2008 there were 6,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending February 29, 2008.

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

Reports on Form 8-K filed during the quarter ended February 29, 2008: NONE

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

Date: April 18, 2008

BY: /s/      “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer,
                              Secretary, Treasurer, Chief Financial Officer, Principal Financial
                              Officer and a Member of the Board of Directors