Form 10-Q/A
period 2008-02-29
Sierra Ventures, Inc.
filed 2008-06-18
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

This Form 10-Q is amended to include a statement at the bottom of this page that the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). This quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarter ended February 29, 2008 which was filed with the SEC on April 18, 2008. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The amendment contained herein adds the statement that we are a shell company (as defined in Rule 12b-2 of the Act) on the cover page of this Form 10-Q by inserting such a statement. We have not updated the information contained herein for events occurring subsequent to April 18, 2008, the filing date of the original Form 10-Q.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

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

Date: June 17 , 2008

BY: /s/      “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer,
                              Secretary, Treasurer, Chief Financial Officer, Principal Financial
                              Officer and a Member of the Board of Directors