Form 10-Q
period 2008-08-31
Sierra Ventures, Inc.
filed 2008-10-15
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-53284

SIERRA VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665441
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1685 H Street, No. 155
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of October 10, 2008.

Transitional Small Business Format. Yes [   ]    No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Balance Sheets
August 31, 2008

	August 31, 2008	May 31, 2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$45,588	$67,116

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	6,435	4,034
Shareholder advances	--	10,000
Contingent Liability	100,000	100,000
Total current liabilities	106,435	114,034

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 6,900,000 shares issued and
outstanding	6,900	6,900
Additional paid-in capital	8,250	8,250
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	-76,056	-62,127
Total stockholders' equity	-60,847	-46,918

Total liabilities and stockholders' equity	$45,588	$67,116

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		October 19, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2008		2007		31-Aug-08

Revenues	$	---	$	---	$	---

Expenses
Professional fees		2,300		3,300		10,600
Communications expense		2,080		593		10,827
Office expenses		2,707		666		13,068
Travel and entertainment		2,842		1,157		7,411
Exploration of resource properties		---		---		30,000
Transfer agency services		4,000		---		4,000
Other services		---		100		150

Total expenses		13,929		5,816		76,056

Net loss		$-13,929		$-5,816		$-76,056

Basic and diluted loss per common share		---		---		---

Weighted average number of common shares
used in per share calculations		6,900,000		6,900,000

See accompanying notes to financial statements

Sierra Ventures,  Inc.
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	100	---	---	100

Currency exchange loss	---	---	---	-2	---	-2

Net loss for the period
October 19, 2006 (inception)
to May 31, 2007	---	---	---	---	-5,816	-5,816

Balance, May 31, 2007	6,900,000	6,900	8,200	-2	-5,816	9,282

Contributed services	---	---	50	---	---	50

Currency exchange gain	---	---	---	61	---	61

Net loss for the year ended
May 31, 2008	---	---	---	---	-56,311	-56,311

Balance, May 31, 2008	6,900,000	6,900	8,250	59	$-62,127	$-46,918

Net loss for the three months
ended August 31, 2008	---	---	---	---	-13,929	-13,929

Balance, February 29, 2008	6,900,000	$6,900	$8,250	$59	$-76,056	$-60,847

See accompanying  notes to financial  statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Three months		Three months		(date of inception)
		ended		ended		through
		August 31, 2008		August 31, 2007		August 31, 2008

Cash flows used for operating activities
Net loss		$-13,929		$-3,358		$-76,056
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		---		50		150
Other comprehensive loss		---		-227		59
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses		-7,599		-2,000		6,435

Cash flows used for operating activities		-21,528		-5,535		-69,412

Cash flows from financing activities
Advances from shareholder		---		---		---
Contingent liabilty - subscriptions received in advance		---		---		100,000
Proceeds from issuance of common stock		---		---		15,000

Cash flows from financing activities		0		0		115,000

Increase in cash and cash equivalents		-21,528		-5,535		45,588

Cash and cash equivalents - Beginning of period		67,116		12,282		---

Cash and cash equivalents - End of period		$45,588		$6,747		$45,588

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		150

See accompanying notes to financial statements

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

Note 1 – Nature of Operations

Sierra Ventures, Inc. (“the Company”) was incorporated under the laws of the State of Wyoming on October 19, 2006. The Company is a start-up, exploration stage corporation which has an option agreement (“Option to Purchase and Royalty Agreement) with Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) granting the Company the exclusive right and option to acquire 25% of the right, title and interest in the Zhangjiafan Gold Mining property situated in Jiangxi Province, China.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to August 31, 2008.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period October 19, 2006 (inception) through May 31, 2008 as filed in its Form S-1 and should be read in conjunction with the notes thereto.

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

The Company’s financial statements at August 31, 2008 and for the period October 19, 2006 (inception) through August 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $76,056 for the period from October 19, 2006 (inception) through August 31, 2008. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
AUGUST 31, 2008

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

The basic laws and policies for environmental protection in China are the Environmental Protection Law, the Environmental Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision, implementation and enforcement of environmental protection laws and regulations. Provincial governments also have the power to issue implementing rules and policies in relation to environmental protection in their respective jurisdictions. Applicants for exploration rights must submit environmental impact assessments and those projects that fail to meet environmental protection standards will not be granted licenses.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception) through August 31, 2008, there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through August 31, 2008. As of August 31, 2008, there were no options outstanding.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through August 31, 2008.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

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

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to May 31, 2007

On October 31, 2006 the Company received $6,000 from it’s founder for 6,000,000 shares of the Company’s common stock subscribed for at $.001 on October 31, 2006.

On November 30, 2006 the Company received $9,000 for 900,000 shares of the Company’s common stock subscribed for at $.01 in a private placement on November 14, 2006.

Activity for the period June 1, 2007 to May 31, 2008

No shares were issued during this period.

Activity for the period June 01, 2008 to August 31, 2008

No shares were issued during this period.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

Note 5 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2008 and an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2009. The Company will issue 1,000,000 shares of common stock to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2010.

Note 6 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period October 19, 2006 through August 31, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

Note 7 – Certain significant risks and uncertainties

The Company is subject to the consideration and risks of operating in the People’s Republic of China. The economy of the PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC to control inflation have restrained economic expansion in the recent past. Similar actions by the government in the future could have a significant adverse effect on economic conditions in the PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, China still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

The Company's primary sources of revenues and cash flows will be derived from its business operations in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, China. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the country.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on its economy.

Note 8 – Related party transactions

Officers contributed administrative services to the Company for periods to August 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($.001 per share) as founder shares. (Note 4)

An officer of the Company advanced $10,000 to the Company to cover expenses. The advance does not have a due date is not interest bearing and was repaid in the current quarter.

Note 9 – Registration Statement

On August 29, 2008 the Company filed a Form S-1 registration statement with the Securities and Exchange Commission. The Corporation is offering up to 2,000,000 shares of its common stock at a price of $.05 per share.

Note 10 – Contingent Liability

During June, 2008, the Company received $4,750 in share subscriptions for 95,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, during May, 2008, the Company received $41,500 in share subscriptions for 830,000 shares at a price of $0.05 per share subscribed for under the Company’s SB-2. All of the shares so issued were inadvertently sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007. All of the subscribers have been informed of this situation and have agreed to rescind their subscription. As a result, the Company will refund all associated monies and has canceled all associated common shares. All of the related consideration is therefore shown on the August 31, 2008 financial statements as a contingent liability.

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

General Information

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

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

Exploration	Prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

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

Foreign Currency and Exchange Rates

Dollar costs of Sierra’s property acquisition and planned exploration costs are in Chinese Yuan or Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.133 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

On March 22, 2007, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China, 13 kilometres northwest of Dexing City which is approximately 8 hours by aircraft and ground transportation west from Shanghai by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China, the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out exploration work.

Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Sierra, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2008 ($30,000 has been paid but the work has not yet commenced);
b)

Sierra, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2009;

c)	Sierra shall allot and issue 1,000,000 shares in the capital of Sierra to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist;
d)	Upon exercise of the option agreement, Sierra will pay to Jiujiang US $25,000 per annum as pre-payment of the net smelter return., effective May 31, 2010.
e)	Sierra will pay to Jiujiang an annual royalty equal to three percent (3%) of NSR; and
f)

Sierra has the right to acquire an additional 26% of the right, title and interest in and to the Property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2010.

To date we have advanced $30,000 for the implementation of phase I of the planned exploration program which had not commenced as of the date of this report; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Jackson for review without any contractual obligations.

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Zhangjiafan Gold Property” dated March 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin graduated from Gan-Zhou Geosciences Institute with the approximate educational equivalency of a U.S. designated geological engineer. He has practiced his profession as an exploration geologist for more than 20 years.

The Corporation’s S-1 registration statement whereby we are attempting to raise $50,000 to $100,000 through an initial public offering at a price of $0.05 per share was filed with the Securities & Exchange Commission on September 05, 2008.

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

It is our intention to retain the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin prior to the commencement of the first phase of the work program who will assess the results of the program upon receipt of the report.

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

Over the next eight months we intend to complete the first phase of the exploration plan. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

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

Phase II will not be carried out until 2009 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Sierra’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work and an engineer or geologist to manage the exploration program. Our only employee will be Ian Jackson our senior officer and director.

At present, we have no employees, other than Mr. Jackson; he does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Gao Fenglin as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 1685 H Street, No. 155, Blaine, Washington 98230. Currently, these facilities are provided to us by Ian Jackson, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities progress, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Sierra at cost.

Risks

At present we do not know if the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Following the completion of our SB-2 registration statement offering, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases. Should we be unable to raise additional funding to complete future phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds, we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three months ended August 31, 2008, August 31, 2007 and October 19, 2006 (inception) through August 31, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to August 31, 2008 was $25,000 ($15,000 as a result of proceeds received from sales of our common stock and $10,000 as an advance from a related party).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2008 nor for the similar quarter in 2007. To date, we have not generated any revenues from our exploration business.

REVENUES

REVENUE – Gross revenue for the current quarter and the quarter ended August 31, 2007 was $0.

COMMON STOCK – Net cash provided by financing activities during the quarter ended August 31, 2008 was $0 (nil) as compared to $0 (nil) received for the quarter ended August 31, 2007 and $115,000 received for the period from inception on April 11, 2006 through to and including August 31, 2008. No options or warrants were issued to issue shares at a later date in the most recent quarter. During the current quarter we repaid an advance to a related party in the amount of $10,000.

During the quarter under review, we issued no (0) shares of common stock. Between May 01 and June 30, 2008 we ostensibly issued 2,000,000 shares of unrestricted common stock at a price of $0.05 per share for cash consideration of $100,000 to thirty (30) individuals. We inadvertently sold the shares prior to the declaration of an effective date for our SB-2 registration statement filed on October 04, 2007. All of the subscribers have been informed of this situation and have agreed to rescind their subscription. As a result, we will refund all associated monies and have cancelled all associated common shares. All of the related consideration is therefore shown on the August 31, 2008 financial statements as a contingent liability.

EXPENSES

Expense Item	For the Quarter ended August 31, 2008	For the Quarter ended August 31, 2007	Feb. 11, 2005 (Inception) thru August 31, 2008
Mineral property exploration	$ —	$ —	$30,000
Professional fees	2,300	3,300	10,600
Communications	2,080	593	10,827
Office	2,707	666	13,068
Travel, meals and entertainment	2,842	1,157	7,411
Transfer agency services	4,000	—	4,000
Other costs and services	—	100	150
TOTAL	$13,929	$5,816	$76,056

SUMMARY – Total expenses were $13,929 in the quarter ended August 31, 2007 and $5,816 for the comparative period last year. A total of $76,056 in expenses has been incurred since inception on October 19, 2006 through August 31, 2008 which costs have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital raising. Costs in the most recently completed quarter increased relative to the similar period last year as we commenced our business plan. These costs can be subdivided into the following categories:

PROFESSIONAL FEES: Sierra incurred $2,300 in professional fees for the quarter ended on August 31, 2008 and $3,300 for the comparative period last year. From inception to October 19, 2006, we have incurred $10,600 in professional fees mainly on legal and accounting matters. This cost category will vary depending on legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2008 or 2007 and no direct compensation costs have been incurred since inception.

COMMUNICATIONS EXPENSES: $2,080 in communications costs were incurred in the most recent quarter which ended on August 31, 2008 while $593 was incurred for the comparative period last year. For the period October 19, 2006 (inception) through August 31, 2008 a total of $10,827 has been spent on communication costs related to establishing our business. Communications costs rose in the quarter under review as a result of lengthy and frequent communications with persons, representatives and corporations in China.

OFFICE EXPENSES: $2,707 in office costs were incurred in the most recent quarter which ended on August 31, 2008 while $666 was incurred during the comparative period last year. For the period October 19, 2006 (inception) through August 31, 2008 a total of $13,068 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $2,842 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on August 31, 2008 and $1,157 was incurred for the comparative period last year. For the period October 19, 2006 (inception) through August 31, 2008 a total of $7,411 has been spent on this category.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended August 31, 2008 and 2007. A total of $150 has been incurred from inception on October 19, 2006 to August 31, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

EXPLORATION OF RESOURCE PROPERTIES: We did not spend anything on the exploration of our resource properties for the quarters ended August 31, 2008 or 2007. A total of $30,000 has been incurred from inception on October 19, 2006 to August 31, 2008 for this expense item. This category will vary depending on our exploration activities.

TRANSFER AGENT FEES AND RELATED EXPENSES: $4,000 in fees were paid to our transfer agent in the quarter under review; whereas no such expense was incurred for the similar quarter in 2007. A total of $4,000 has been incurred from inception on October 19, 2006 to August 31, 2008 for transfer agent fees and related expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No other costs were incurred in the current quarter under review or during the comparative period last year. From October 19, 2006 (inception) through August 31, 2008, Sierra has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2008, $21,528 in net cash was used and for the quarter ended August 31, 2007 a total of $5,535 was used. $69,412 in net cash has been used since inception on October 19, 2006 through August 31, 2008.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2007 – 2008 or from the date of inception.

During the current quarter under review, Sierra did not sell any shares of its common stock. As of the date of this report Sierra has 6,900,000 common shares issued and outstanding.

Sierra continues to carefully control its expenses and overall costs as it moves its business development plan forward. Sierra does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Sierra believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2008 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of August 31, 2008, we had a deficit of $60,847 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the IPO and commencing the phase I work program on the optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

If it turns out that we have not raised enough money to complete a secondary exploration program we will try to raise the funds from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009. Management projects that we will require up to $160,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	30,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$160,000

As at August 31, 2008, we had a working capital deficit of $60,847. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they come due.

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2008, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on October 19, 2006 to August 31, 2008 was $125,000 as a result of gross proceeds received from sales of our common stock of $15,000 (less offering costs), a $10,000 advance from a related party and the inadvertent receipt of $100,000 from sales of our common stock which were sold prior to an effective date for our SB-2 registration statement and which is indicated on our balance sheets as a contingent liability. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 5 placees.

As of August 31, 2008 our total assets consisting entirely of cash and prepaid expenses amounted to $45,588 and total liabilities were $106,435. Working capital stood at negative $60,847.

For the quarter ended August 31, 2008, the net loss was $13,929 ($0.002 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to August 31, 2008 is $76,056.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls.

During the quarter ended August 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Sierra had 6,900,000 shares of common stock issued and outstanding as of August 31 and October 10, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

The issuances discussed under this section are exempted from registration under Rule 504D or Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006 to August 31, 2008 was $25,000 as a result of proceeds received from sales of our common stock ($15,000) and a loan from an officer and director ($10,000). During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	7,300
Communications Expenses	4,600
Office Expenses	5,357

Travel, Entertainment and Meals	2,352
Other Costs and Services	150
Total Use of Proceeds to August 31, 2008	$19,759

Common Stock

During the quarter ended August 31, 2008, no shares of common stock were issued. As of August 31, 2008 and October 10, 2008 there were 6,900,000 shares issued and outstanding. See also page 6 – Results of Operations / Revenue / Common Stock.

Options

No options were granted during the quarter ended August 31, 2008.

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

Sierra does not maintain a Web site but has an e-mail address at “sierraventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2008: NONE

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

Date: October 14, 2008

BY:       /s/      “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors