Form 10-K
period 2008-05-31
Sierra Ventures, Inc.
filed 2008-10-21
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to _______

Commission file number: 333-146675

SIERRA VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665441
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1685 H Street, No. 155
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766
Issuer’s email address: sierraventures@gmail.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]   No [X].

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference tothe price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 8,900,000 common shares at $0.05* = $445,500. (* - last price at which the Corporation offered stock for sale under its SB-2 registration statement.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 8,900,000 common shares issued and outstanding as of October 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K intowhich the document is incorporated: (1) any annual report to shareholders; (2) Any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

SB-2 Report dated October 11, 2007 including audited financial statements to May 31, 2007.

S-1 Report dated September 05, 2008 including audited financial statements to May 31, 2008.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Sierra" mean Sierra Ventures, Inc. unless otherwise indicated.

Sierra is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure & characteristic chemical composition, crystal form & physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

PART I

Item 1. Description of Business.

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

Our Current Business – Mineral Exploration

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

The Corporation’s SB-2 registration statement whereby we raised $100,000 through an initial public offering at a price of $0.05 per share was filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2007.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Zhangjiafan property to determine if there are commercially exploitable deposits of gold and silver. Gao Fenglin, Senior Engineer, recommends a two-phase exploration program to properly evaluate the potential of the property. Exploration will determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

It is our intention to retain the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin prior to the commencement of the first phase of the work program who will assess the results of the program upon receipt of the report.

Item 1A Risk Factors

Risks Associated with Sierra Ventures, Inc., Our Financial Condition and Our Business Model

1. We are a development stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on October 19, 2006 and we have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $62,127. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to find a profitable exploration property;
  our ability to generate revenues; and
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur losses in future periods. This will happen because there are expenses associated with the exploration of our optioned property. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

2. We have no known mineral reserves and we may not find any gold or if we find gold it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold is recoverable, we do not know that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to suspend operations.

3. We require substantial funds merely to determine if mineral reserves exist on our optioned property.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
  Availability and costs of financing;
  Ongoing costs of production;
  Market prices for the products to be produced;
  Environmental compliance regulations and restraints; and
  Political climate and/or governmental regulation and control.

4. Good title to the Zhangjiafan property is registered in the name of another person. Failure of Sierra to obtain good title to the property will result in Sierra having to cease operations.

Title to the property we intend to explore is not held in our name but rather that of Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang”), a corporation resident in the People’s Republic of China. In the event Jiujiang were to grant another person a deed of ownership which was subsequently registered prior to our deed, the third party would obtain good title and we would have nothing. Similarly, if it were to grant an option to another party, that party would be able to enter the property, carry out certain work commitments and earn right and title to the property and we would have little recourse as we would be harmed, will not own any property and would have to cease operations. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Jiujiang in the situations described, there is a question as to whether that recourse would have specific value.

5. Currently Sierra has no right to the Zhangjiafan property. In order to exercise its rights under the option agreement we must incur certain exploration costs and make royalty payments. Failure by Sierra to incur the exploration expenditures or to make the royalty payments will result in forfeiture of Sierra’s right to acquire a 25% interest in the property.

Under the terms of the option agreement, Sierra has the right to acquire a 25% interest in the right and title to the Zhangjiafan property upon incurring exploration expenses on the property of a minimum of $20,000 by May 31, 2008 such payment having been made, incurring additional exploration expenses in the amount of $40,000 by May 31, 2009 and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2010. Failure by Sierra to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option to acquire an interest in the property, Sierra would have to cease operations.

6. If we decide not to complete both phases of our exploration program or should we decide that further exploration is not feasible we will have to cease operations.

Sierra’s exploration plan consists of two phases. Commencement of the second phase is dependent on favourable completion of the first phase and securing sufficient funding for phase II. Should Sierra, for any reason, decide not to proceed with phase II of the exploration program, we will have to cease operations.

It will be necessary to analyze the data following each of the phases of the exploration program and come to a decision that further work is, or is not, warranted and that such work is likely, or not likely, to add value to the property prior to any decision being made as to proceeding to the next phase. In the event that the geoscientist who supervises the phase I program recommends in his written report, based on his evaluation of the results, that the property lacks merit and no further value would be obtained by proceeding with phase II, then a decision to not proceed with phase II would be made. Such a decision would not be made arbitrarily by management.

7. Management will devote only a limited amount of time to Sierra’s business. Failure of our management to devote a sufficient amount of time to our business plans will adversely affect the success of our business.

Because Mr. Ian Jackson, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

8. The probability of an individual prospect ever having reserves is extremely remote.

The worldwide mining industry is founded upon small parcels of land being explored by junior exploration entities while the chances of finding reserves on any individual prospect is almost infinitesimal. It is not uncommon to spend millions of dollars on a potential project, complete many phases of exploration and still not obtain reserves that can be economically exploited. Therefore, the chances of Sierra’s property having mineral reserves are remote.

9. Management lacks formal training in mineral exploration.

Our officers and directors have no professional accreditation or formal training in the business of exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. Thus, we will retain such technical experts as are required to provide professional and technical guidance.

10 Our common stock is classed as a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

11. We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-K for the fiscal year ended after December 15, 2009, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Corporation Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have not yet commenced compiling the system and process documentation and performing the evaluation needed to comply with Section 404 due to the high costs and challenges. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, we may identify one or more material weaknesses in our internal control over financial reporting, in which case we may not be able to assert that our internal controls are designed and operating effectively. If we are unable to assert that our internal control over financial reporting is effective as of December 15, 2009 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

12. Because we are small and poorly capitalized, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the optioned property. In particular, we may not:

  spend as much money as we would like to explore the property on which we own or share mining interests;
  devote the time we would like to explore the property on which we own or share mining interests.;
  rent the quality of equipment we would like to have for exploration;
  have the number of people working on the property on which we own or share mining interests that we would like to have.

By limiting our operations, it may take longer and cost more to explore our optioned property and decrease the likelihood of finding minerals, if they exist.

Risks Associated With Doing Business in China

Various matters that are specific to doing business in China may create additional risks or increase the degree of such risks associated with our business activities. These risks include the following:

1. Our business operations will be based in the People’s Republic of China (the “PRC” or “China”), all of our revenues, if any, will derive from China which presents issues associated with economic, political and social changes that may occur in a rapidly developing country.

Our business operations will be located in, and our revenues, if any, derived from activities in the PRC. Initially, prior to the exercise of the option, our operations in China will be conducted through and with the assistance of Jiujiang, a Chinese company and our partner. Accordingly, our business, financial condition and results of operations could be significantly and adversely affected by economic, political and social changes in China. The economy of China has traditionally been a planned economy, subject to five-year and annual plans adopted by the state, which set down national economic development goals. Since 1978, the central government has been moving the economy from one that is planned to a more open, market-oriented system. Economic development is following a model of market economy under socialism. Under this direction, they are expected to continue to strengthen China’s economic and trading relationships with foreign countries; business development in the PRC is expected to follow market forces and the rules of market economics. However, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. In addition, there is no guarantee that a major turnover of senior political decision makers will not occur, or that the existing economic policy of the PRC will not be changed. A change in policies could adversely affect our interests in China by changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, or the expropriation of private enterprises.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of companies engaged in mineral resource exploration and development, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties. The property interests and potential property rights involve various Chinese state-sector entities whose actions and priorities may be dictated by government policies, instead of purely commercial considerations. While we believe that Jiujiang is operating in compliance with all applicable rules and regulations we are unable to independently verify such.

Additionally, corporations (such as an established subsidiary or Chinese joint venture (“CJV”) with a foreign ownership component may be required to work within a framework which is different to that imposed on domestic Chinese companies. The Chinese government is opening up opportunities for foreign investment in mining projects and this process is expected to continue. However, if the government should reverse this trend and impose greater restrictions on foreign corporations, our business and future earnings could be negatively affected.

Failure to understand and adapt to Chinese standards and laws may cause us to break laws which may result in our having to cease operations and go out of business.

2. The Chinese legal system is different from the U.S. justice system. Most of the material agreements to which we or our affiliates are party or will be party in the future with respect to mining assets in the PRC are expected to be governed by Chinese law and some may be with Chinese governmental entities. The Chinese legal system embodies uncertainties that could limit the legal protection available to Sierra and its shareholders. The outcome of any litigation may be more uncertain than usual because: (i) the experience of the Chinese judiciary is relatively limited, and (ii) the interpretation of China’s laws may be subject to policy changes reflecting domestic political changes.

(a) Legal System - The Chinese legal system is a civil law system based on written statutes. Unlike common law systems (the system in the U.S.), it is a system in which decisions in earlier legal cases do not generally have precedential value. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly; their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as the right of foreign invested enterprises to hold licenses and permits such as business licenses. Because all of our assets are located outside the U.S., it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons or entities.

(b) Limited Interpretation - The laws that do exist are relatively recent and their limited interpretation and enforcement involve uncertainties, which could limit the available legal protections. Even where adequate Chinese law exists it may be impossible to obtain swift and equitable enforcement of such law or to obtain enforcement of judgments by a court of another jurisdiction. The inability to enforce or obtain a remedy under such agreements would have a material adverse impact on our operations.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial property or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction, in either of these cases, may be severely limited and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

(c) Taxation - Many tax rules are not published in China and those that are published can be ambiguous and contradictory, leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the tax regime of the PRC is undergoing review and there is no assurance that such tax and other incentives will continue to be available. There is also no guarantee that the pursuit of economic reforms by the State will be consistent or effective and as a result, changes in the rate or method of taxation, reduction in tariff protection and other import restrictions, and changes in state policies affecting the mining industry may have a negative effect on our operating results and financial condition.

3. Although China has enacted environmental protection legislation to regulate the mining industry, due to the very short history of this legislation, national and local environmental protection standards are still in the process of being formulated and implemented.

Chinese legislation provides for penalties and other liabilities for the violation of environmental protection standards and establishes, in certain circumstances, obligations to rehabilitate current and former facilities and locations where operations are being or have been conducted.

We believe that there are no outstanding notices, orders or directives from central or local environmental protection agencies or local government authorities alleging any breach of national or local environmental quality standards by Jiujiang or any other party in respect of our optioned property. Although both we and Jiujiang intend to fully comply with all environmental regulations, there is a risk that permission to conduct exploration and development activities could be withdrawn temporarily or permanently where there is evidence of serious breaches of such standards. In addition, given the relative lack of precedents in enforcing the new environmental protection laws, there are no guarantees that the laws or the interpretation of the laws or regulations will not materially change causing us to have to cease operations in China.

4. Because we have relied on others for the provision of the information upon which our decision to enter into a project in China is based we cannot be certain that our understanding of the laws, rules and regulations is not flawed.

While the information contained herein regarding the PRC has been obtained from a variety of sources, including government and private publications, independent verification of this information is not available and there can be no assurance that the sources from which it is taken or on which it is based are wholly accurate or reliable. A material misinterpretation may cause us to lose our option or to have to cease operations in China.

5. Because the ownership and regulation of mineral resources is subject to extensive government regulation we cannot assure investors that required approvals, licenses and permits will be granted, or if granted, such will occur in a timely manner.

Ownership of all land in China remains with the State and the State, at the national, regional and local levels, is extensively involved in the regulation of exploration and mining activities. Transfers of exploration and exploration rights are also subject to governmental approval. Failure or delays in obtaining necessary approvals could have a materially adverse affect on our financial condition and results of operations. Nearly all mining projects in the PRC require government approval. There can be no certainty that any such approvals will be granted (directly or indirectly) to Jiujiang or any subsidiary or CJV we may jointly establish in a timely manner, or at all. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of our operations will in part be directly related to the costs and success of our exploration programs, which may be affected by a number of factors. Failure to obtain such licences and permits as are required will cause us to cease operations in China.

6.. Title to the Zhangjiafan property is registered in the name of another entity in a foreign jurisdiction. Our failure to obtain good title to the property will result in our having to cease operations in China.

Our ability to carry out successful mining activities will depend on a number of factors. One of the most critical factors will be our ability to obtain tenure to the property. While commitments to transfer or issue required permits and licences may have been made by the relevant statutory bodies and the vendor, the transfer or issuance of any such licenses must be in accordance with Chinese law and in particular the relevant mining legislation. Conditions imposed by the government as well as mining legislation generally must also be complied with. No assurances can be given that these tenures will be granted to us through a subsidiary or CJV, or if they are granted, that the new entity will be in a position to comply with all conditions that are imposed. In the event that they are not granted we will be forced to cease operations in China.

Furthermore, while it is common practice that permits and licenses may be renewed or transferred into other forms of licenses appropriate for ongoing operations, no assurance can be given that a renewal or a transfer will be granted to us or our subsidiary or CJV, or, if they are granted, that we will be in a position to comply with all conditions that are imposed. Management believes that Jiujiang has taken reasonable measures to ensure that the relevant permits have been duly approved by and registered with all relevant authorities in accordance with the laws and regulations in effect at the time and that Jiujiang is the registered owner of the permits.

As of the date of this report, no legal opinion has been obtained relating to the properties, permits and licenses over which we, through Jiujiang, have or may acquire an interest.

Jiujiang’s permit expires in December, 2008 and management has received a copy of the exploration permit in respect of the property. While we will, with the assistance of Jiujiang, take all steps necessary or possible to renew these permits, there is no guarantee that such renewal attempts will be successful. To the best of our knowledge none of the property interests underlying the Zhangjiafan permit has been surveyed to establish boundaries. There can be no assurance that any governmental authority in China could not significantly alter the conditions of or revoke the applicable exploration or mining authorizations held by Jiujiang or that our interest in such properties will not be challenged or impugned by third parties or governmental authorities.

In addition, there can be no assurance that the property or other assets in which the we have an interest are not subject to prior unregistered agreements, transfers, pledges, mortgages or property and title may be affected by undetected defects. It is difficult to verify that no agreements, transfers, property, mortgages, pledges or other encumbrances exist given the state of the legal and administrative systems in the PRC.

In the event that good title cannot be achieved or the required permits are not available or are denied for whatever reason we will have to terminate operations in China.

7. We must comply with the Foreign Corrupt Practices Act and if our personnel or agents are determined to have engaged in certain practices, we could suffer severe penalties and possibly lose our investments in China.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States corporations from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign corporations, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. If our competitors engage in these practices they may receive preferential treatment from personnel of some corporations, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we have informed our personnel and current agents that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties including the loss of our Chinese investments which would effectively cause us to cease business operations.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our principal office is located at 1685 H Street, No. 155, Blaine, Washington 98230. Our telephone number is (888) 755-9766. Our principal office is provided by our officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We hold the following property interest:

We have optioned a 25 percent interest in the Zhangjiafan Mining Property, a gold exploration and mining property, located in Jiangxi Province, China, approximately 8 hours by aircraft and ground transportation west of Shanghai (1,000 miles). We can acquire an interest in the property by making certain expenditures and carrying out exploration work.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Sierra.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual General Meeting was held on October 30, 2008 at which time stockholders approved the following actions:

1.	received and approved the financial statements of the Corporation for its financial year ended May 31, 2008 together with the report of the independent auditors thereon;
2.	fixed the number of directors at one for the coming year;
3.	elected a director, Ian Jackson, to serve until the next Annual General Meeting of Shareholders or until his respective successor(s) is/are elected or appointed;
4.	ratified the appointment of Gruber & Associates L.L.C., as independent auditors of the Corporation for the financial year ended May 31, 2009;

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are not quoted or traded on any electronic or other trading system. There is no public market for our common shares.

Our common shares are issued in registered form. Olde Monmouth Stock Transfer Co., Inc., of 200 Memorial Parkway, Atlantic Highlands, NY 07716 is our stock transfer agent. They can be contacted by telephone at (732) 872-2727 and by facsimile at (732) 872-2728.

On October 15, 2008 the shareholders' list of our common shares showed 34 registered shareholders holding 8,900,000 shares; there are no shares held by broker-dealers. There are 8,900,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On March 22, 2007, we optioned a 25 percent interest in the Zhangjiafan Mining Property in Jiangxi Province, China, by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company, the beneficial owner of the property.

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

To date we have advanced $30,000 for the implementation of phase I of the planned exploration program which had not commenced as of the date of this report; we have not spent any money on research and development activities. Information regarding the property was presented to Mr. Jackson for review without any contractual obligations.

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Zhangjiafan Gold Property” dated March 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin graduated from Guangzhou Geosciences Institute with the approximate educational equivalency of a U.S. geological engineer. He has practiced his profession as an exploration geologist for more than 20 years.

Phase I Exploration Program

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. Over the next eight months we intend to complete the first phase of the exploration plan. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Initially, we will run a grid over the entire property and review maps of the results of any past reported geological and geochemical programs correlating all past information to our grid; then we will complete a geological survey to evaluate certain specific targets previously identified. Phase 1 will establish a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

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

Results of Operations

		Year Ended
		May 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$56,311		$5,816
Net Profit (Loss)		$(56,311)		$(5,816)

COMMON SHARES: Since inception we have used common stock and an advance from a related party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2008 was $100,000. In the fiscal year ended May 31, 2007 $25,000 cash was provided by financing activities as the result of the sale of shares ($15,000 and an advance from a related party ($10,000). Net cash provided by financing activities from inception on October 19, 2006 was $125,000 ($115,000 as proceeds received from sales of our common stock and $10,000 as an advance from an officer – since repaid).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2008 and 2007 are outlined in the table below:

	Year Ended May 31
	2008	2007
Professional Fees	$5,000	$3,300
Communications Expenses	8,154	593
Office Expenses	9,695	666
Travel and Entertainment	3,412	1,157
Exploration of Resource Properties	30,000	0
Contributed Services	50	100
TOTAL	$56,311	$5,816

Operating expenses for the year ended May 31, 2008, increased by 968% as compared to the comparative period in 2007, primarily as a result of the commencement of our business plan and the payment made to Jiujiang for our portion of the first phase of the exploration program on our optioned mineral property.

During the year ended May 31, 2008 Sierra incurred operating expenses of $56,311 as compared to $5,816 for the similar period last year and a total of $62,127 for the period from inception on October 19, 2006 to May 31, 2008. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Sierra incurred $5,000 in professional fees for the fiscal year ended on May 31, 2008 as compared to $3,300 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 report and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to October 19, 2006 we have incurred $8,300 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

COMMUNICATIONS: $8,154 in communications costs were incurred in fiscal year under review while $593 was incurred for the period ended May 31, 2007. For the period October 19, 2006 (inception) through May 31, 2008 Sierra has spent a total of $8,747 on such expenses.

OFFICE EXPENSES: $9,695 in office costs were incurred in the past year. By comparison, $666 was incurred for previous fiscal period ended May 31, 2007. For the period October 19, 2006 (inception)

through May 31, 2008 a total of $10,361 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

TRAVEL AND ENTERTAINMENT COSTS: $3,412 in travel and entertainment expenses were incurred in fiscal year under review while $1,157 was incurred for the period ended May 31, 2007. For the period October 19, 2006 (inception) through May 31, 2008 Sierra has spent a total of $4,569 on travel and entertainment and related costs.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $30,000 in mineral interest acquisition and exploration costs for the year ended May 31, 2008 and nil ($0) for the period ended May 31, 2007. For the period October 19, 2006 (inception) through May 31, 2007, $30,000 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

CONTRIBUTED EXPENSES: $50 in contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2008 while $100 was incurred in the period ended May 31, 2007. For the period October 19, 2006 (inception) through May 31, 2007 a total of $150 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

The Corporation’s president contributed administrative services to the Corporation for the period presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

RESEARCH AND DEVELOPMENT: Sierra has not incurred any expenses for research and development since inception on October 19, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2008 and none were incurred in the previous fiscal year which ended on May 31, 2007. From inception to May 31, 2008 there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2007 - 2008 or from the date of inception.

At the end of the fiscal year under review, May 31, 2008 and as of the date of this report, Sierra had 8,900,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	At May 31,	At May 31,
	2008	2007
Current Assets	$67,116	$12,282
Current Liabilities	$14,034	$3,000
Working Capital	$46,918	$9,282

Cash Flows

		At May 31,		At May 31,
		2008		2007
Net Cash Used in Operating Activities		$(45,166)		$(2,718)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$100,000		$25,000
Effect of Exchange Rate Changes	$	Nil		$954
Increase In Cash During The Period		$54,834		$(12,282)

As of May 31, 2008, our company had a working capital surplus of $46,918.

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006 to May 31, 2008 was $125,000 as a result of proceeds received from the sale of our common stock. During that same period, the following table indicates how those proceeds have been spent to date:

Professional Fees	$8,300
Office Expenses	10,361
Travel and Entertainment Expenses	4,569
Communications	8,747
Exploration of Resource Properties	30,000
Total Use of Proceeds to May 31, 2007	$61,977

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 - 2009. Management projects that we may require $160,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	30,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$160,000

As at May 31, 2008 we had a working capital surplus of $46,219. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the issuance of other privately placed securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

There is substantial doubt about our ability to continue as a going concern because our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency
The Company’s functional currency is the United States dollar. Dollar costs of Sierra’s property acquisition and planned exploration costs are in Chinese Yuan or Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.133 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2008.

Financial Instruments
At May 31, 2008, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents.. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2008, and for the period April 11, 2006 (date of inception) through May 31, 2008 there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company has adopted SFAS No. 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar and where necessary the accounts of the Company’s foreign operations have been translated into United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Recent Accounting Pronouncements

In September, 2006 FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September, 2006 FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single - employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its yearend statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In February of 2007 FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FA Statement No. 109” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007 except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Gruber & Associates, LLP, for the audited financial statements for the year ended May 31, 2008 is included herein immediately preceding the audited financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sierra Ventures, Inc.

We have audited the balance sheet of Sierra Ventures, Inc. (an exploration stage company) as of May 31, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2008 and for the period October 19, 2006 (date of inception) through May 31, 2007 and for the period October 19, 2006 (date of inception) through May 31, 2008. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2008 and the results of its operations, cash flows and changes in stockholders’ equity for the year ended May 31, 2008 and for the period October 19, 2006 (date of inception) through May 31, 2007 and for the period October 19, 2006 (date of inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

/s/ “Gruber & Company. LLC”

Lake Saint Louis, Missouri
August 27, 2008

Sierra Ventures, Inc.
(an Exploration Stage Company)
Balance Sheets
May 31, 2008

Assets

Current assets
Cash and cash equivalents	$67,116

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses	4,034
Due to a related party	10,000
Total current liabilities	14,034

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 8,900,000 shares issued and
outstanding	8,900
Additional paid-in capital	106,250
Other comprehensive loss	59
Deficit accumulated during the exploration stage	-62,127
Total stockholders' equity	53,082

Total liabilities and stockholders' equity	$67,116

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Operations

						For the period
						October 19, 2006
						(date of inception)
		For the Years Ended May 31				through
		2008		2007		May 31, 2008

Revenues	$		$		$	---

Expenses
Professional fees		5,000		3,300		8,300
Communications expense		8,154		593		8,747
Office expenses		9,695		666		10,361
Travel and entertainment		3,412		1,157		4,569
Exploration of resource properties		30,000		0		30,000
Other services		50		100		150

Total expenses		56,311		5,816		62,127

Net loss		$(56,311)		$(5,816)		$(62,127)

Basic and diluted loss per common share		0.008		0.001

Weighted average number of common shares used in per
share calculations		6,900,000		6,900,000

See accompanying notes to financial statements

Sierra Ventures,  Inc.
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity

								Deficit
								accumulated
	Common				Additional		Other	during the	Total
	shares		Common		paid---in		Comprehensive	exploration	stockholders'
	outstanding		stock		capital		Loss	stage	equity

Common shares issued for
cash	6,900,000		6,900		8,100		---	---	15,000
Contributed services	---		---		100		---	---	100
Currency exchange loss	---		---		---		-2	---	-2
Net loss for the year	---		---		---		---	-5,816	-5,816

Balance, May 31, 2007	6,900,000		$6,900		$8,200		$-2	$-5,816	$9,282
Common shares issued for
cash	2,000,000		2,000		98,000		---	---	100,000
Contributed services	---		---		50		---	---	50
Currency exchange loss	---		---		---		61	---	61
Net loss for the year		$		$		$		$-56,311	$-56,311
Balance May 31, 2008	8,900,000		$8,900		$106,250		$59	$-62,127	$53,082

See accompanying  notes to financial  statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						October 19, 2006
						(date of inception)
		For the years ended May 31				through
		2008		2007		May 31, 2008

Cash flows used for operating activities
Net loss		$-56,311		$-5,816		$-62,127
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		50		100		150
Other comprehensive loss		61		-2		59
Changes in operating assets and liabilities
Increase in accrued expenses		11,034		3,000		14,034

Cash flows used for operating activities		-45,166		-2,718		-47,884

Cash flows from financing activities
Proceeds from issuance of common stock		100,000		15,000		115,000

Cash flows from financing activities		100,000		15,000		115,000

Increase in cash and cash equivalents		54,834		12,282		67,116

Cash and cash equivalents --- Beginning of period		12,282		---		---

Cash and cash equivalents --- End of period		$67,116		$12,282		$67,116

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non---cash financing activities
Paid in capital from contributed services		50		100		150

See accompanying notes to financial statements

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2008.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at May 31, 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $62,127 for the period from October 19, 2006 (date of inception) through May 31, 2008. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from its public offerings, it will have to find alternative sources, such as a secondary public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2008, and for the period April 11, 2006 (date of inception) through May 31, 2008 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended May 31, 2008. As of May 31, 2008, there were no options outstanding.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through May 31, 2008.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans'An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single'employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year'end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

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

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to May 31, 2008

On April 19, 2007 the Company received $6,000 from it’s founder for 6,000,000 shares of the Company’s common stock subscribed for at $.001 on October 31, 2006.

On April 19, 2007 the Company received $9,000 for 900,000 shares of the Company’s common stock subscribed for at $.01 on November 14, 2006.

During April and May, 2008 the Company received $100,000 for the issuance of 2,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to the Company’s SB-2 registration statement dated October 11, 2007. All of the 2,000,000 shares so issued were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time.

Note 5 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2009, an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

May 31, 2010. The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) upon completion of a phase I exploration program as authored by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2011.

Note 6 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2008, or for the period October 19, 2006 (date of inception) to May 31, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

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
MAY 31, 2008

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

Note 8 – Subscription of Shares Prior to the Declaration of an Effective Date

During April and May, 2008, the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. All of the 2,000,000 shares so issued were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation. As a result, the Company will make a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2008, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of May 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
	Chief Executive Officer
Ian Jackson	Chief Operating Officer	53	October 19, 2006
	Chief Financial Officer
	Director

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Jackson, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of Sierra. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ian Jackson, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director

Mr. Jackson is a director and serves as President, Secretary and Treasurer. Since April, 2007 he has served as the President and a director of Pentco Industries, Inc., a Washington State manufacturer of residential interior design products including windows, doors, counters, and other kitchen and living products. For the prior 18 months he was a director and Purchasing Manager of Pentco and was Plant Manager from 1999 to 2005 after originally being part of the group that founded the company in 1979. He has been a director of Pentco since its inception. During the early 1990’s he spent time in Hong Kong exhibiting to Chinese companies which were involved in residential project management and design. Mr. Jackson was seeking contracts for Pentco and other North American companies to manufacture to the specific requirements of the Chinese economy for their burgeoning residential home markets. The company developed new markets for its products and services for China and the Far East.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
  being subject to any order, judgement or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Our board of directors on April 22, 2007 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form SB-2 filed with the SEC on October 11, 2007.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an ‘audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Web Site

Sierra does not maintain a Web site but has an e-mail address at “sierraventures@gmail.com”.

Item 11. Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2008 and 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compen- sation
Ian Jackson – President & Director	2007	$0	$0	$0	Nil	$0	$0
Ian Jackson – President & Director	2008	$0	$0	$0	Nil	$0	$0

Further, Mr. Ian Jackson is deemed to have received $50 in 2007 – 2008 from Sierra for certain administrative services as contributed administrative services with a corresponding credit to additional paid-in capital. No payments were made. Otherwise, Mr. Jackson, our senior officer and director, has received no compensation for his time or services rendered to Sierra and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 6,000,000 shares of Sierra issued to Mr. Jackson in October, 2006 for cash consideration of $6,000 did not exceed the $0.001 per share that he paid for the shares.

(c) Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favour of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d) Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e) Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f) Compensation of Directors

The members of the Board of Directors are not compensated by Sierra for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Sierra, with respect to the officers, directors, employees or consultants of Sierra that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

(h) Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

(i) Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
	Ian Jackson	6,000,000
common stock	1685 H Street, No. 155,	Beneficial Owner	67.4%
	Blaine, WA 98230

[1]

The person named above may be deemed to be a “parent” and “promoter” of Sierra, within the meaning of such terms under the Securities Act by virtue of his direct and indirect stock holdings. Mr. Jackson is the only “promoter” of Sierra Ventures, Inc.

[2]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	As of May 31, 2008 and October 15, 2008.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 15, 2008. As of October 15, 2008, there were 8,900,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Sierra. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

	Name and Address of Beneficial Owner [1]	Amount & Nature of	Percentage
Title of Class	[3]	Beneficial Ownership [2]	of Class
	Ian Jackson
common stock	1685 H Street, No. 155, Blaine, WA 98230	6,000,000	67.4%
	Director and officer since October 19, 2006

[1]	As of May 31, 2008 and October 15, 2008.
[2]

Common shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof based upon information furnished to Sierra by individual directors and officers. All such shares are held directly.

[3]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

The directors, officers and other members of management of Sierra, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 67.4% of the total issued and outstanding securities of Sierra as of May 31, 2008 and October 15, 2008

There are no outstanding stock options.

(c) Equity Compensation Plans

We do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of Sierra. There are no arrangements either in place or contemplated which may result in a change of control of Sierra. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2008 and for fiscal year ended May 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form

10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2008	May 31, 2007
Audit Fees	$3,000	$3,000
Audit Related Fees	$3,000	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$3,000

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $6,000 as compared to $3,000 for the similar period of the preceding fiscal year and for the period from inception on October 19, 2006 to May 31, 2008 the amount was approximately $6,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $3,000 versus $0 for the similar period last year and for the period from inception on October 19, 2006 to May 31, 2008 the amount was approximately $3,000.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on October 19, 2006 to May 31, 2008 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2008 and 2007 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on October 19, 2006 to May 31, 2008 the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)
3.2	Bylaws (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

(10)	Material Contracts
10.1

Option To Purchase And Royalty Agreement between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Ian Jackson as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Ian Jackson as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Ian Jackson as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Ian Jackson as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA VENTURES, INC.
(Registrant)

By:       /s/ “Ian Jackson”

Ian Jackson, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: October 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ “Ian Jackson”

Ian Jackson, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: October 20, 2008