Form 10-Q
period 2008-11-30
Sierra Ventures, Inc.
filed 2009-01-13
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2008

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ x ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock net of 2,000,000 shares that are subject to rescission as of January 09, 2009.

Transitional Small Business Format. Yes [ ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2008
(With comparative figures at November 30, 2007)

	Unaudited	Unaudited		Restated
	November 30,	November 30,		Audited
	2008	2007		May 31, 2008

ASSETS

CURRENT ASSETS
Cash	$35,524	$1,654	$	$ 67,116
Prepaid expenses	57
TOTAL ASSETS	35,581	1,654		67,116

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,300	2,000		4,034
Shareholder advances	0	0		10,000

Total Current Liabilities	2,300	2,000		14,034

Common Stock subject to rescission (Note 5)	100,000	-		100,000

Total Liabilities	102,300	2,000		114,034

STOCKHOLDER’S EQUITY (DEFICIT )
Common stock - 500,000,000 shares authorized, par value
$0.001, 6,900,000 shares issued and outstanding net of
2,000,000 shares subject to rescission	6,900	6,900		6,900
Additional paid-in capital	8,250	8,250		8 250
Other Comprehensive Loss	59	66		59

Deficit accumulated during the exploration stage	(81,928)	(15,562)		(62,127)

Total stockholder’s equity (deficit)	(66,719)	(346)		(46,918)

Total Liabilities and Stockholder’s Equity	$35,581	$$1,654		$67,116

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE QUARTER and SIX MONTH PERIOD ENDED NOVEMBER 30, 2008
(With comparative figures for the period ended November 30, 2007) (Unaudited)

					Cumulative
					results of
					operations
					October 19,
	Three	Three			2006
	Months	Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	to
	November	November	November	November	November
	30, 2008	30, 2007	30, 2008	30, 2007	30, 2008

EXPENSES

Professional fees	$1,337	$1,000	$3,637	$3,000	$11,936
Communications	2,513	2,573	4,593	2,573	13,340
Office	1,873	2,815	4,580	2,928	14,941
Travel, entertainment & public relations	150	-	2,992	1,195	7,561
Exploration of resource property	-	-	-	-	30,000
Transfer agent	-	-	4,000	-	4,000
Contributed administrative support (note 2)	-	-	-	50	150

Total expenses	5,873	6,388	19,802	9,746	81,928

NET LOSS FOR THE PERIOD	(5,873)	(6,388)	(19,802)	(9,746)	(81,928)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	6,900,000	6,900,000	6,900,000	6,900,000

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
Cumulative from inception October 19, 2006 to November 30, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	(Note 4 )		Paid-in	Comprehensive	Exploration
	Common Stock		Capital	Loss	Stage	Total
	Number of
	shares o/s	Amount

Common Shares issued for cash	6,900,000	$6,900	$8,100	$-	$-	15,000

Currency Exchange Loss	-	-	-	(2)	-	(2)

Contributed Administrative Support &	-	-	100	-	-	100
other services rendered by officers

Net loss for the year ended
May 31, 2007	-	-		-	(5,816)	(5,816)
Balance, Year End, May 31, 2007	6,900,000	6,900	8,200	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-

Contributed Administrative Support &
other services rendered by officers	-	-	50	-	-	50

Currency exchange gain	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	(56,311)	(56,311)
Balance, August 31, 2008	6,900,000	6,900	8,250	59	(62,127)	(46,918)

Net loss for the six month period
ended November 30, 2008	-	-	-	-	(19,802)	(19,802)

Balance, November 30, 2008	6,900,000	$6,900	$8,250	$59	$(81,928)	$(66,719)

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED NOVEMBER 30, 2007
(With comparative figures for the period ended November 30, 2006)
Unaudited

					Cumulative
					results of
					operations
					from October
	Three Months	Three Months	Six Months	Six Months	19, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November	November	November	November	November
	30, 2008	30, 2007	30, 2008	30, 2007	30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,873)	$(300)	(19,802)	(9,746)	$(81,928)
Adjustments to reconcile net loss to net cash
provided by operating activities
- contributed services by an officer (note 2)	-	-	-	50	150
- other comprehensive loss	-	-	-	68	59
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued
liabilities	(4,135)	-	(11,734)	(1,000)	2,300

NET CASH PROVIDED IN OPERATING
ACTIVITIES	(10,008)	(300)	(31,535)	(10,628)	(79,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	15,000	-	-	15,000
Proceeds from issuance of common stock subject to
rescission	-	-	-	-	100,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES	(10,008)	-	(31,535)	-	115,000

NET INCREASE (DECREASE) IN CASH	(10,008)	-	(31,535)	(10,628)	35,581

CASH, BEGINNING OF PERIOD	45,588	-	67,116	12,282	-

CASH, END OF PERIOD	$35,580	$-	35,581	$1,654	$35,581

Non-cash financing activities
Paid in capital from contributed services	-	50	-	50	150

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

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

The Company’s financial statements at November 30, 2007 and for the period October 19, 2006 (inception) through November 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $_,___ for the period from October 19, 2006 (inception) through November 30, 2007. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

Management’s plans to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from public offerings, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through November 30, 2007. As of November 30, 2007, there were no options outstanding.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

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

On November 30, 2006 the Company received $9,000 for 900,000 shares of the Company’s common stock subscribed for at $.01 in a private placement on November 30, 2006.

Activity for the period June 01, 2007 to May 31, 2008

During April and May, 2008, the Company received $100,000 for 2,000,000 shares of the Company’s common stock subscribed for at a price of $0.05 per share through its SB-2 registration statement dated October 11, 2007.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

As a result, the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity. The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control. Consequently, common stock subject to rescission is classified as temporary equity.

In November, 2008, under an S-1 rescission offering registration statement the Company offered to rescind a total of 2,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (2,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be.

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2008, an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2009. The Company will 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) upon completion of a phase I exploration program as recommended by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2010.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

Note 7 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period October 19, 2006 through November 30, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

Note 8 – Certain significant risks and uncertainties

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2007 – Unaudited

Note 8 – Related party transactions

Officers contributed administrative services to the Company for most periods to November 30, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($.001 per share) as founder shares. (Note 4).

An officer of the Company advanced $10,000 to the Company to cover expenses. The advance does not have a due date is not interest bearing and was repaid in the preceding quarter.

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

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	Prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

On March 22, 2007, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out exploration work.

Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement

To date we have advanced $30,000 for the implementation of phase I of the planned exploration program which had not commenced as of the date of this report; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Jackson for review without any contractual obligations.

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Zhangjiafan Gold Property” dated March 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin graduated from Gan-Zhou Geosciences Institute with the educational equivalency of a U.S. designated geological engineer and has practiced as an exploration geologist for over 20 years.

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

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three and six months ended November 30, 2008, November 30, 2007 and October 19, 2006 (inception) through November 30, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to November 30, 2008 was $125,000 ($115,000 as a result of proceeds received from sales of our common stock and $10,000 as an advance from a related party).

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2008 nor for the similar quarter in 2007. To date, we have not generated any revenues from our exploration business.

REVENUES

REVENUE – Gross revenue for the current quarter and the quarter ended November 30, 2007 was $0. To date, we have not generated any revenues.

COMMON STOCK – Net cash provided by financing activities during the quarter and six months ended November 30, 2008 was $0 (nil) as compared to $0 (nil) received for the quarter and six months ended November 30, 2007 and $115,000 received for the period from inception on April 11, 2006 through to and including November 30, 2008. No options or warrants were issued to issue shares at a later date in the most recent quarter. During the preceding quarter we repaid a $10,000 advance to a related party.

During April and May, 2008, the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

EXPENSES

Expense Item	For the Quarter ended November 30, 2008	For the Quarter ended November 30, 2007	Feb. 11, 2005 (Inception) thru November 30, 2008
Mineral property exploration	$ —	$ —	$30,000
Professional fees	1,337	1,000	11,936
Communications	2,513	2,573	13,340
Office	1,873	2,815	14,941
Travel, meals and entertainment	150		7,561
Transfer agency services			4,000
Other costs and services			150
TOTAL	$5,873	$6,388	$81,928

SUMMARY – Total expenses were $5,873 in the quarter ended November 30, 2007 and $6,388 for the comparative period last year. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $19,802 and $9,746 respectively. A total of $81,928 in expenses has been incurred since inception on October 19, 2006 through November 30, 2008 which costs have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital raising. Costs in the most recently completed quarter increased relative to the similar period last year as we commenced our business plan and filed a registration statement with the S.E.C. regarding the rescission offering of shares sold or resold prior to the effective date of our SB-2 registration statement. These costs can be subdivided into the following categories:

PROFESSIONAL FEES: Sierra incurred $1,337 in professional fees for the quarter ended on November 30, 2008 and $1,000 for the comparative period last year. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $3,637 and $3,000 respectively. From inception to October 19, 2006, we have incurred $11,936 in professional fees mainly on legal and accounting matters. This cost category varies depending on legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarters or six month periods ended November 30, 2008 or 2007 and no direct compensation costs have been incurred since inception.

COMMUNICATIONS EXPENSES: $2,513 in communications costs were incurred in the most recent quarter which ended on November 30, 2008 while $2,573 was incurred for the comparative period last year. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $4,593 and $2,573 respectively. For the period October 19, 2006 (inception) through November 30, 2008 a total of $13,340 has been spent on communication costs related to our business. Communications costs rose in the quarter under review as a result of lengthy and frequent communications with persons, representatives and corporations in China.

OFFICE EXPENSES: $1,873 in office costs were incurred in the most recent quarter which ended on November 30, 2008 while $2,815 was incurred during the comparative period last year. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $4,580 and $2,928 respectively. For the period October 19, 2006 (inception) through November 30, 2008 a total of $14,941 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $150 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on November 30, 2008 and $0 (nil) was incurred for the comparative period last year. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $2,992 and $1,195 respectively. For the period October 19, 2006 (inception) through November 30, 2008 a total of $7,561 has been spent on this category.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters or six month periods ended November 30, 2008 and 2007. A total of $150 has been incurred from inception on October 19, 2006 to November 30, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

EXPLORATION OF RESOURCE PROPERTIES: We did not spend anything on the exploration of our resource properties for the quarters or six month periods ended November 30, 2008 or 2007. A total of $30,000 has been incurred from inception on October 19, 2006 to November 30, 2008 for this expense item. This category will vary depending on our exploration activities and acquisitions.

TRANSFER AGENT FEES AND RELATED EXPENSES: No fees were paid to our transfer agent in the quarter or six months under review and no such expense was incurred for the similar quarter or six month periods in 2007. A total of $4,000 has been incurred from inception on October 19, 2006 to November 30, 2008 for transfer agent fees and related expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No other costs were incurred in the current quarter or six month period under review or during the comparative periods last year. From October 19, 2006 (inception) through November 30, 2008 Sierra has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on November 30, 2008, $10,008 in net cash was used and for the quarter ended November 30, 2007 a total of $300 was used. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were

$31,535 and $10,628 respectively. $79,419 in net cash has been used since inception on October 19, 2006 through November 30, 2008.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2007 – 2008 or from the date of inception.

During the current quarter under review, Sierra did not sell any shares of its common stock. As of the date of this report Sierra has 6,900,000 common shares issued and outstanding net of 2,000,000 shares of stock that are subject to rescission.

Sierra continues to carefully control its expenses and overall costs as it moves its business development plan forward. Sierra does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Sierra believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with available cash on hand. As of November 30, 2008, we had a deficit of $66,719 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the rescission registration statement and commencing the phase I work program on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009. Management projects that we will require up to $130,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$130,000

As at November 30, 2008, we had a working capital deficit of $66,719. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2008, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on October 19, 2006 to November 30, 2008 was $125,000 as a result of gross proceeds received from sales of our common stock of $115,000 (less offering costs), a $10,000 advance from a related party. Proceeds of $100,000 from sales of common stock which were sold prior to an effective date for our SB-2 registration statement are indicated on our balance sheets as a contingent liability. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 5 placees.

As of November 30, 2008 our total assets consisting entirely of cash and prepaid expenses amounted to $35,581 and total liabilities were $102,300 including $100,000 related to the common stock that is subject to rescission. Working capital stood at negative $66,719.

For the quarter ended November 30, 2008, the net loss was $5,873 ($0.00 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding net of 2,000,000 shares that are subject to rescission. The net loss from Inception to November 30, 2008 is $81,928.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

(b) Changes in Internal Controls.

During the quarter ended November 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Sierra had 8,900,000 shares of common stock issued and outstanding as of November 30 and January 09, 2009. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

The issuances discussed under this section are exempted from registration under Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006 to November 30, 2008 was $125,000 as a result of proceeds received from sales of our common stock ($115,000) and a loan from an officer and director ($10,000). During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	11,936
Communications Expenses	13,340
Office Expenses	14,941
Travel, Entertainment and Meals	7,561
Exploration of Resource Property	30,000
Transfer Agent	4,000
Other Costs and Services	150
Total Use of Proceeds to November 30, 2008	$81,828

Common Stock

During the quarter ended November 30, 2008, no shares of common stock were issued. As of November 30, 2008 and January 09, 2009 there were 8,900,000 shares issued and outstanding. See also page 6 –Results of Operations / Revenue / Common Stock.

During April and May, 2008, the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

Options

No options were granted during the quarter ended November 30, 2008.

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

Reports on Form 8-K filed during the quarter ended November 30, 2008: NONE

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

Date: January 13, 2009

BY:	/s/ “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors