Form 10-Q/A
period 2008-11-30
Sierra Ventures, Inc.
filed 2009-01-14
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

This Form 10-Q is amended to correct dates of period endings throughout the financial statements and notes attached hereto. This quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarter ended November 30, 2008 which was filed with the SEC on January 13, 2009 wherein certain period ending dates on the financial statements were incorrectly shown as 2006 when they should have been 2007 and 2007 where they should have been 2008. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of the original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer. We have not updated the information contained herein for events occurring subsequent to January 13, 2009, the filing date of the original Form 10-Q.

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

Transitional Small Business Format. Yes [ ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2008
(With comparative figures at November 30, 2007)

	Unaudited	Unaudited		Restated
	November 30,	November 30,		Audited
	2008	2007		May 31, 2008

ASSETS

CURRENT ASSETS
Cash	$35,524	$1,654	$	$ 67,116
Prepaid expenses	57
TOTAL ASSETS	35,581	1,654		67,116

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,300	2,000		4,034
Shareholder advances	0	0		10,000

Total Liabilities	2,300	2,000		14,034

Common Stock subject to rescission (Note 5)	100,000	-		100,000

STOCKHOLDER’S EQUITY (DEFICIT )
Common stock - 500,000,000 shares authorized, par value
$0.001, 6,900,000 shares issued and outstanding net of
2,000,000 shares subject to rescission	6,900	6,900		6,900
Additional paid-in capital	8,250	8,250		8 250
Other Comprehensive Loss	59	66		59

Deficit accumulated during the exploration stage	(81,928)	(15,562)		(62,127)

Total stockholder’s equity (deficit)	(66,719)	(346)		(46,918)

Total Liabilities and Stockholder’s Equity	$35,581	$$1,654		$67,116

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
Cumulative from inception October 19, 2006 to November 30, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	(Note 4 )		Paid-in	Comprehensive	Exploration
	Common Stock		Capital	Loss	Stage	Total
	Number of
	shares o/s	Amount

Common Shares issued for cash	6,900,000	$6,900	$8,100	$-	$-	15,000

Currency Exchange Loss	-	-	-	(2)	-	(2)

Contributed Administrative Support &	-	-	100	-	-	100
other services rendered by officers

Net loss for the year ended
May 31, 2007	-	-		-	(5,816)	(5,816)
Balance, Year End, May 31, 2007	6,900,000	6,900	8,200	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-

Contributed Administrative Support &
other services rendered by officers	-	-	50	-	-	50

Currency exchange gain	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	(56,311)	(56,311)
Balance, May 31, 2008	6,900,000	6,900	8,250	59	(62,127)	(46,918)

Net loss for the six month period
ended November 30, 2008	-	-	-	-	(19,802)	(19,802)

Balance, November 30, 2008	6,900,000	$6,900	$8,250	$59	$(81,928)	$(66,719)

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED NOVEMBER 30, 2008
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
November 30, 2008 – Unaudited

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to November 30, 2008.

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

The Company’s financial statements at November 30, 2008 and for the period October 19, 2006 (inception) through November 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $81,928 for the period from October 19, 2006 (inception) through November 30, 2008. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2008 – Unaudited

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
November 30, 2008 – Unaudited

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
November 30, 2008 – Unaudited

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception) through November 30, 2008, there were no potential dilutive securities.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2008 – Unaudited

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through November 30, 2008. As of November 30, 2008, there were no options outstanding.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through November 30, 2008.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2008 – Unaudited

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2008 – Unaudited

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
November 30, 2008 – Unaudited

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

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement,  discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2008, an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2009.  The Company is in compliance with the term of the Agreement as of November 30, 2008.  The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) upon completion of a phase I exploration program as recommended by a competent geologist.  The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns.  If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments, Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2010.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2008 – Unaudited

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
November 30, 2008 – Unaudited

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

Date: January 14, 2009

BY:	/s/ “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors