Form 10-Q
period 2009-02-28
Sierra Ventures, Inc.
filed 2009-04-14
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 333-146675

SIERRA VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1685 H Street, No. 155
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock net of 2,000,000 shares that are subject to rescission as of April 05, 2009.

Transitional Small Business Format. Yes [ ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
FEBRUARY 28, 2009
(With comparative figures at February 29, 2008)

	Unaudited	Unaudited		Restated
	February 28,	February 29,		Audited
	2009	2008		May 31, 2008
ASSETS
CURRENT ASSETS
Cash	$12,363	$6,450	$	$ 67,116
TOTAL ASSETS	12,363	6,450		67,116
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,300	1,000		4,034
Shareholder advances	0	10,000		10,000
Total Current Liabilities	1,300	11,000		14,034
Common Stock subject to rescission (Note 5)	100,000	-		100,000
Total Liabilities	101,300	11,000		114,034
STOCKHOLDER’S EQUITY (DEFICIT )
Common stock - 500,000,000 shares authorized, par value $0.001,
6,900,000 shares issued and outstanding net of 2,000,000
shares subject to rescission	6,900	6,900		6,900
Additional paid-in capital	8,250	8,250		8 250
Other Comprehensive Loss	59	59		59
Deficit accumulated during the exploration stage	(104,146)	(19,759)		(62,127)
Total stockholder’s equity (deficit)	(88,937)	(4,550)		(46,918)
Total Liabilities and Stockholder’s Equity	$12,363	$$6,450		$67,116

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE QUARTER and NINE MONTH PERIODS ENDED FEBRUARY 28, 2009
(With comparative figures for the period ended February 29, 2008) (Unaudited)

					Cumulative
					results of
					operations
					October 19,
	Three	Three			2006
	Months	Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	to February
	February 28,	February 29,	February 28,	February 29,	28, 2009
	2009	2008	2009	2008

EXPENSES

Professional fees	$11,352	$1,000	$14,988	$4,000	$23,288
Communications	2,190	1,434	6,783	4,007	15,530
Office	5,034	1,763	9,614	4,691	19,975
Travel, entertainment & public relations	3,182	-	6,174	1,195	10,743
Exploration of resource property	-	-	-	-	30,000
Transfer agent	460	-	4,460	-	4,460
Contributed administrative support (note 2)	-	-	-	50	150

Total expenses	22,218	4,197	42,019	13,943	104,146

NET LOSS FOR THE PERIOD	(22,218)	(4,197)	(42,019)	(13,943)	(104,146)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.003)	$(0.000)	$(0.006)	$(0.002)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	6,900,000	6,900,000	6,900,000	6,900,000

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
Cumulative from inception October 19, 2006 to February 28, 2009
(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	(Note 4)		Paid-in	Comprehensive	Exploration
	Common Stock		Capital	Loss	Stage	Total
	Number of
	shares o/s	Amount

Common Shares issued for cash	6,900,000	$6,900	$8,100	$-	$-	15,000

Currency Exchange Loss	-	-	-	(2)	-	(2)

Contributed Administrative Support &	-	-	100	-	-	100
other services rendered by officers

Net loss for the year ended
May 31, 2007	-	-		-	(5,816)	(5,816)
Balance, Year End, May 31, 2007	6,900,000	6,900	8,200	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-

Contributed Administrative Support &
other services rendered by officers	-	-	50	-	-	50

Currency exchange gain	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	(56,311)	(56,311)
Balance, May 31, 2008	6,900,000	6,900	8,250	59	(62,127)	(46,918)

Net loss for the nine month period
ended February 28, 2009	-	-	-	-	(42,019)	(42,019)

Balance, February 28, 2009	6,900,000	$6,900	$8,250	$59	$(104,146)	$(88,937)

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED FEBRUARY 28, 2009
(With comparative figures for the period ended February 29, 2008)
Unaudited

					Cumulative
					results of
					operations
					from October
	Three Months	Three Months	Nine Months	Nine Months	19, 2006
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(22,218)	$(4,197)	(42,019)	(13,943)	$(104,146)
Adjustments to reconcile net loss to net cash
provided by operating activities
- contributed services by an officer (note 2)	-	--	-	50	150
- other comprehensive loss	-	(7)	-	61	59
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued
liabilities	(1,000)	(1,000)	(12,734)	(2,000)	1,300

NET CASH PROVIDED IN OPERATING
ACTIVITIES	(23,218)	(5,204)	(54,753)	(15,832)	(102,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from shareholder	-	10,000	-	10,000	-
Proceeds from issuance of common stock	-	-	-	-	15,000
Proceeds from issuance of common stock subject to
rescission	-	-	-	-	100,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES	(23,218)	10,000	(54,753)	10,000	115,000

NET INCREASE (DECREASE) IN CASH	(23,218)	4,796	(54,753)	(5,832)	12,363

CASH, BEGINNING OF PERIOD	35,580	1,654	67,116	12,282	-

CASH, END OF PERIOD	$12,363	$6,450	12,363	$6,450	$12,363

Non-cash financing activities
Paid in capital from contributed services	-	-	-	50	150

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

Note 1 – Nature of Operations

Sierra Ventures, Inc. (“the Company”) was incorporated under the laws of the State of Wyoming on October 19, 2006. The Company is a start-up, exploration stage corporation which has an option agreement (“Option to Purchase and Royalty Agreement”) with Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang”) granting the Company the exclusive right and option to acquire 25% of the right, title and interest in the Zhangjiafan Gold Mining property situated in Dexing City, Jiangxi Province, China.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to February 28, 2009.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period October 19, 2006 (inception) through May 31, 2009 as filed in its Form S-1 registration statement dated February 27, 2009, effective on March 05, 2009 and should be read in conjunction with the notes thereto.

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

The Company’s financial statements at February 28, 2009 and for the period October 19, 2006 (inception) through February 28, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $104,146 for the period from October 19, 2006 (inception) through February 28, 2009. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold from our optioned mineral property, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

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
February 28, 2009 – Unaudited

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

After exploration, the licensee must perform water and soil maintenance and take steps towards environmental protection. After the exploration rights have expired or the concessionaire stops mining during the permit period and the mineral resources have not been fully developed, the concessionaire must perform water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme or must pay the costs of land recovery and environmental protection. After closing, the mining enterprises shall perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay the costs of land recovery and environmental protection.

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

It is difficult to estimate the full costs of the compliance with the Environmental Protection Law since the full nature and extent of our proposed activities cannot be determined until the Company starts operations. The Company will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception) through February 28, 2009, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through February 28, 2009. As of February 28, 2009, there were no options outstanding.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through February 28, 2009.

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

Recently issued accounting pronouncements

In December 2008, the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

In December 2008, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2009, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. The Company does not believe this pronouncement will impact its financial statements.

In May 2009, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2009. The Company does not believe this pronouncement will impact its financial statements.

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to May 31, 2008

On October 31, 2006 the Company received $6,000 from it’s founder for 6,000,000 shares of the Company’s common stock subscribed for at $0.001 on October 31, 2006.

On November 30, 2006 the Company received $9,000 for 900,000 shares of the Company’s common stock subscribed for at $0.01 in a private placement dated November 01, 2006.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

During April and May, 2008, the Company received $100,000 for 2,000,000 shares of the Company’s common stock subscribed for at a price of $0.05 per share through its SB-2 registration statement dated October 11, 2008. See also Note 5.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2 IPO registration statement. In addition, between December, 2008 and May, 2009, the selling shareholders as indicated in the SB-2 sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2008 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation. Each has been kept apprised that rather than unilaterally completing a rescission of the sold shares we were proceeding with a rescission offering to give them each the opportunity to rescind or not rescind their purchase of shares sold by the Company or by certain shareholders between December, 2007 and May, 2008. This was done by letter on August 29, 2008 in which we provided a reference to the filed documents on EDGAR. Following each amendment to our S-1 filing we have provided an update by letter or e-mail indicating that the new filing was an update based on comments made by the Securities and Exchange Commission as part of the ongoing review of the registration statement. Therefore, Sierra is prepared to refund part or all associated monies and will cancel part or all associated common shares that are rescinded.

As a result, the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

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

On February 27, 2009, under an S-1 rescission offering registration statement the Company offered to rescind a total of 2,900,000 shares of common stock sold by Sierra or the selling shareholders under its October, 2008 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (2,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

The S-1 rescission offering became effective on March 05, 2009 and will close on April 06, 2009. Our President, Ian Jackson, has entered into an escrow agreement with Sierra and Harcourt Chan, lawyers, of Shanghai, China to fund the offering. A copy of the agreement is attached to our registration statement as Exhibit 99.5 “Escrow Agreement”. Under the terms of the escrow agreement, Mr. Jackson has placed in trust the sum of $160,000 to fund the rescission of up to 2,900,000 common shares at a price of $0.05 per share plus applicable interest to any Shareholder electing to accept the rescission offer.

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2009 and an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2009. The Company is in compliance with the term of the Agreement as of February 28, 2009. The Company will issue 1,000,000 shares of common stock to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2010.

Note 7 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period October 19, 2006 through February 28, 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

Note 8 – Certain significant risks and uncertainties

The Company is subject to the consideration and risks of operating in the PRC. The economy of China differs significantly from the economies of "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in China.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
February 28, 2009 – Unaudited

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

The Company's primary sources of revenues and cash flows will be derived from its business operations in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of a change in the political leadership of, or the political, economic or social conditions in China. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

Note 9 – Related party transactions

Officers contributed administrative services to the Company for most periods to February 28, 2009. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($0.001 per share) as founder shares. (Note 4).

An officer of the Company advanced $10,000 to the Company to cover expenses. The advance did not have a due date was not interest bearing; it was repaid in the first quarter.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risks" on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Sierra is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2009 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

On March 22, 2007, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, the beneficial owner of the property, an arms-length Chinese corporation. The option allows us to acquire an interest in the property by making certain expenditures and carrying out exploration work.

Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement.

To date we have advanced $30,000 for the implementation of phase I of the planned exploration program which commenced on March 25; field work is expected to be completed in mid-April but a report on the results of the work is not expected until July, 2009. We have not spent any money on research and development activities. Information about the claims was presented to Mr. Jackson for review without any contractual obligations.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Zhangjiafan property to determine if there are commercially exploitable deposits of gold and silver. Gao Fenglin, Senior Engineer, recommended a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We have retained the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin to complete the first phase of the work program and to complete and assess the results of the program.

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

Over the next four months we intend to complete the first phase of the exploration plan. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Phase 1 began by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until later in 2009 or 2010 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Sierra’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. In regards to phase I of the planned exploration program, we have retained Gao Fenglin as senior geological consultant.

Offices

Our offices are located at 1685 H Street, No. 155, Blaine, Washington 98230. Currently, these facilities are provided to us by Ian Jackson, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Sierra at cost.

Risks

At present we do not know if the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

In order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases.

The Vendor holds the mining rights to the claims which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Livgard were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Livgard has granted an option to Osprey to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if he were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Livgard would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against the vendor in the situations described, there is a question as to whether that recourse would have specific value.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production.

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three and nine months ended February 28, 2009, February 29, 2008 and October 19, 2006 (inception) through February 28, 2009 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to February 28, 2009 was $125,000 ($115,000 as a result of proceeds received from sales of our common stock and $10,000 as an advance from a related party which has been repaid).

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2009 nor for the similar quarter in 2008. To date, we have not generated any revenues from our exploration business.

REVENUES

REVENUE – Gross revenue for the current quarter and nine month period and the quarter and nine month period ended February 29, 2008 was $0. To date, we have not generated any revenues.

COMMON STOCK – Net cash provided by financing activities during the quarter and nine months ended February 28, 2009 was $0 (nil) as compared to $0 (nil) received for the quarter and nine months ended February 29, 2008 and $115,000 received for the period from inception on April 11, 2006 through to and including February 28, 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

During April and May, 2008 the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008 the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation. Each has been kept apprised that rather than unilaterally completing a rescission of the sold shares we were proceeding with a rescission offering to give them each the opportunity to rescind or not rescind their purchase of shares sold by the Company or by certain shareholders between December, 2007 and May, 2008. This was done by letter on August 29, 2008 in which we provided a reference to the filed documents on EDGAR. Following each amendment to our S-1 filing we have provided an update by letter or e-mail indicating that the new filing was an update based on comments made by the Securities and Exchange Commission as part of the ongoing review of the registration statement. Therefore, Sierra is prepared to refund part or all associated monies and will cancel part or all associated common shares that are rescinded.

As a result, the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement which became effective on March 05 and will close on April 06, 2009. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

EXPENSES

Expense Item	For the quarter ended February 28, 2009	For the quarter ended February 29, 2008	For the nine months ended February 28, 2009	For the nine months ended February 29, 2008	Feb. 11, 2005 (Inception) thru February 28, 2009
Mineral property exploring	$ 0	$ 0	$ 0	$ 0	$ 30,000
Professional fees	11,352	1,000	14,988	4,000	23,288
Communications	2,190	1,434	6,783	4,007	15,530
Office	5,034	1,763	9,614	4,691	19,975
Travel, meals & entertain	3,182	-	6,174	1,195	10,743
Transfer agency services	460	-	4,460	-	4,460
Other costs and services	-	-	-	50	150
TOTAL	$ 22,218	$ 4,197	$ 42,019	$ 13,943	$ 104,146

SUMMARY – Total expenses were $22,218 in the quarter ended February 28, 2009 and $4,197 for the comparative period last year. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $42,019 and $13,943 respectively. A total of $104,146 in expenses has been incurred since inception on October 19, 2006 through February 28, 2009 which costs have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital raising. Costs in the most recently completed quarter increased relative to the similar period last year as we commenced our business plan and filed a registration statement with the S.E.C. regarding the rescission offering of shares sold or resold prior to the effective date of our SB-2 registration statement. These costs can be subdivided into the following categories:

PROFESSIONAL FEES: Sierra incurred $11,352 in professional fees for the quarter ended on February 28, 2009 and $1,000 for the comparative period last year. For the nine month periods ended February 28, 2009 and February 29, 2008 the comparative values were $14,988 and $4,000 respectively. From inception to October 19, 2006, we have incurred $23,288 in professional fees mainly on legal and accounting matters. This cost category varies depending on legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarters or nine month periods ended February 28, 2009 or 2008 and no direct compensation costs have been incurred since inception.

COMMUNICATIONS EXPENSES: $2,190 in communications costs were incurred in the most recent quarter which ended on February 28, 2009 while $1,434 was incurred for the comparative period last year. For the nine month periods ended February 28, 2009 and February 29, 2008 the comparative values were $6,783 and $4,007 respectively. For the period October 19, 2006 (inception) through February 28, 2009 a total of $15,530 has been spent on communication costs related to our business. Communications costs rose in the quarter and nine months under review as a result of lengthy and frequent communications with persons, representatives and corporations in China.

OFFICE EXPENSES: $5,034 in office costs were incurred in the most recent quarter which ended on February 28, 2009 while $1,763 was incurred during the comparative period last year. For the nine month periods ended February 28, 2009 and February 29, 2008 the comparative values were $9,614 and $4,691 respectively. For the period October 19, 2006 (inception) through February 28, 2009 a total of $19,975 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $3,182 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on February 28, 2009 and $0 (nil) was incurred for the comparative period last year. For the nine month periods ended February 28, 2009 and February 29, 2008 the comparative values were $6,174 and $1,195 respectively. For the period October 19, 2006 (inception) through February 28, 2009 a total of $10,743 has been spent on this category.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters or nine month periods ended February 28, 2009 and 2008. A total of $150 has been incurred from inception on October 19, 2006 to February 28, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

EXPLORATION OF RESOURCE PROPERTIES: We did not spend anything on the exploration of our resource properties for the quarters or nine month periods ended February 28, 2009 or 2008. A total of $30,000 has been incurred from inception on October 19, 2006 to February 28, 2009 for this expense item. We advanced the funds to our joint venture partner in China prior to the end of the last fiscal year but Jiujiang agreed to hold off on the exploration program until such time as we had completed our rescission filing with the SEC and we had established an effective date for the offering. Subsequent to the end of the quarter under review Jiujiang commenced the first phase of the exploration with the field work expected to be completed prior to the end of April, 2009. Expenses in this category will vary depending on our exploration activities and acquisitions.

TRANSFER AGENT FEES AND RELATED EXPENSES: $460 was paid to our transfer agent in the quarter and $4,460 was paid for the nine months under review. No such expense was incurred for the similar quarter or nine month periods in 2008. A total of $4,460 has been incurred from inception on October 19, 2006 to February 28, 2009 for transfer agent fees and related expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No other costs were incurred in the current quarter or nine month period under review or during the comparative periods last year. From October 19, 2006 (inception) through February 28, 2009 Sierra has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on February 28, 2009, $23,218 in net cash was used and for the quarter ended February 29, 2008 a total of $5,204 was used. For the nine month periods ended February 28, 2009 and February 29, 2008 the comparative values were $54,753 and $15,832 respectively. $102,637 in net cash has been used since inception on October 19, 2006 through February 28, 2009.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

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

Plan of Operation

Sierra believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with available cash on hand. As of February 28, 2009, we had a deficit of $88,937 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the closing on our S-1 rescission offering registration statement and commencing the phase I work program on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

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

As at February 28, 2009, we had a working capital deficit of $66,719. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it could be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they come due.

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2009, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on October 19, 2006 to February 28, 2009 was $125,000 as a result of gross proceeds received from sales of our common stock of $115,000 (less offering costs), a $10,000 advance from a related party (repaid). Proceeds of $100,000 from sales of common stock which were sold prior to an effective date for our SB-2 registration statement are indicated on our balance sheets as a contingent liability. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 5 placees.

As of February 28, 2009 our total assets consisting entirely of cash and prepaid expenses amounted to $12,363 and total liabilities were $101,300 including $100,000 related to the common stock that is subject to rescission. Working capital stood at negative $88,937.

For the quarter ended February 28, 2009 the net loss was $22,218 ($0.003 per share) and $42,019 ($0.006 per share) for the nine month period. The losses per share were based on a weighted average of 6,900,000 common shares outstanding net of 2,000,000 shares that are subject to rescission. The net loss from Inception to February 28, 2009 is $104,146.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2009. Inflation is moderately higher than it was during 2008 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls.

During the quarter ended February 28, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Sierra had 8,900,000 shares of common stock issued and outstanding as of February 28 and April 14, 2009 including the 2,000,000 shares subject to rescission. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006 to February 28, 2009 was $125,000 as a result of proceeds received from sales of our common stock ($115,000) and a loan from an officer and director ($10,000 - repaid). During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	23,288
Communications Expenses	15,530
Office Expenses	19,975
Travel, Entertainment and Meals	10,743
Exploration of Resource Property	30,000
Transfer Agent	4,460
Other Costs and Services	150
Total Use of Proceeds to February 28, 2009	$104,146

Common Stock

During the quarter ended February 28, 2009, no shares of common stock were issued. As of February 28, 2009 and April 09, 2009 there were 8,900,000 shares issued and outstanding of which 2,000,000 shares are subject to rescission. See also page 6 – Results of Operations / Revenue / Common Stock.

During April and May, 2008 the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008 the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been kept informed of this situation and apprised that rather than unilaterally completing a rescission of the sold shares we were proceeding with a rescission offering to give them each the opportunity to rescind or not rescind their purchase of shares sold by the Company or by certain shareholders between December, 2007 and May, 2008. This was done by letter on August 29, 2008 in which we provided a reference to the filed documents on EDGAR. Following each amendment to our S-1 filing we have provided an update by letter or e-mail indicating that the new filing was an update based on comments made by the SEC as part of the ongoing review of the registration statement. Therefore, Sierra is prepared to refund part or all associated monies and will cancel part or all associated common shares that are rescinded.

As a result, on March 05, 2009 the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement which will close on April 05, 2009. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside.

Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

Options

No options were granted during the quarter ended February 28, 2009.

Code of Ethics

The Board of Directors on March 22, 2007 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 1685 H Street, No. 155, Blaine, Washington 98230.

Web Site

Sierra does not maintain a Web site but has an e-mail address at “sierraventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2009: NONE

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

Date: April 14, 2009

BY:	/s/ “Ian Jackson”

Ian Jackson, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors