Form 10-K
period 2009-05-31
Sierra Ventures, Inc.
filed 2009-09-08
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every
Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes [   ]    No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 8,900,000 common shares at $0.05* = $445,500.
(* - last bid price for the Corporation’s stock as quoted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “SRVS”.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.
8,900,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) Any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

  SB-2 Registration Statement dated August 29, 2008, including audited financial statements to May 31, 2008;
  Exhibit 3.1 (Articles of Incorporation) dated October 19, 2006, filed as an exhibit to Sierra’s Form SB-2;
  Exhibit 3.2 (Bylaws) dated October 31, 2006, filed as an exhibit to Sierra’s Form SB-2;
  Exhibit 10.1 (Option To Purchase And Royalty Agreement between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company) dated March 22, 2007, filed as an exhibit to Sierra’s Form SB-2;
  Exhibit 10.2 (Code Of Business Conduct & Ethics and Compliance Program) dated March 22, 2007, filed as an exhibit to Sierra’s Form SB-2;
  S-1 Recission Offering Registration Statement dated February 27, 2009;
  Exhibit 10.3 (First Amendment to Option to Purchase and Royalty Agreement) dated May 15 2009 filed herewith;

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our” and “Sierra” mean Sierra Ventures, Inc. unless otherwise indicated.

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

PART I

Item 1. Description of Business

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1685 H Street, No. 155, Blaine, Washington 98230. Our telephone number is (888) 755-9766.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned mineral property or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business – Mineral Exploration

On March 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China, 13 kilometres northwest of Dexing City which is approximately 8 hours by aircraft and ground transportation west of Shanghai by entering into an Option to Purchase and Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China (“Jiujiang”), the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out exploration work.

On October 11, 2007, a registration statement relating to our initial public offering of common stock was filed with the SEC. A total of 2,900,000 shares of common stock were sold to the public for $0.05 per share (consisting of 2,000,000 sold by us for gross proceeds of $100,000 and 900,000 shares sold by the selling stockholders) prior to the declaration of an effective date of the registration statement under our mistaken assumption that the registration statement had become effective through the passage of time after its filing. Selling shares prior to the establishment of an effective date can result in potential violations of federal and state securities laws. As a result, these stock issuances and resales may have violated the Securities Act of 1933. Rescission offers for such potential violations are commonly made by companies in these situations and the filing of a registration statement is a normal part of the rescission offer process. We have previously disclosed in our regulatory filings that all of the subscribers had been informed of this situation. As a result, we were prepared to refund part or all associated monies and to cancel part or all associated common shares that could have been tendered for rescission.

On February 27, 2009, we filed an S-1 rescission offering registration statement which became effective on March 5, 2009, and which addressed federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to us or the selling shareholders. In addition, we conducted the offering in order to be able to reduce our contingent liabilities.

The rescission offer process closed on April 24, 2009, with no shares being submitted for rescission. When the rescission offer expired, any person who did not accept the offer received freely tradable stock.

No shares were issued in the fiscal year under discussion.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with exploration of the Zhangjiafan property to determine if there are commercially exploitable deposits of gold and silver. Gao Fenglin, Senior Engineer, recommended a two-phase exploration program to properly evaluate the potential of the property. Exploration will determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We, through our joint venture partner, retained the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin prior to the commencement of the first phase of the work program and will assess the results of the program upon receipt of the report.

Work commenced on the phase I exploration program on our optioned Zhangjiafan mineral property on April 27 and concluded on June 04, 2009. Our portion of the phase I geological exploration program on the property cost $30,000 (paid) (25% of the totally budgeted cost of $120,000) which was a reflection of local costs for the specified type of work. Phase I will require up to three months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and costs of operation. We will assess the results of this program upon receipt of an appropriate engineering or geological report.

Item 1A       Risk Factors

Risks Associated with Sierra Ventures, Inc., Our Financial Condition and Our Business Model

1. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $113,183. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to find a profitable exploration property;
  our ability to generate revenues; and
  our ability to reduce exploration costs.

2. We have no known mineral reserves and we may not find any gold or if we find gold it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold is recoverable, we do not know that this can be done at a profit. Failure to locate gold in economically recoverable quantities will cause us to suspend operations.

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

Title to the property we intend to explore is not held in our name but rather that of Jiujiang, a corporation resident in the People’s Republic of China. In the event Jiujiang were to grant another person a deed of ownership which was subsequently registered prior to our deed, the third party would obtain good title and we would have nothing. Similarly, if it were to grant an option to another party, that party would be able to enter the property, carry out certain work commitments and earn right and title to the property and we would have little recourse as we would be harmed, will not own any property and would have to cease operations. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Jiujiang in the situations described, there is a question as to whether that recourse would have specific value.

Under the terms of the option agreement, Sierra has the right to acquire a 25% interest in the right and title to the Zhangjiafan property upon incurring exploration expenses on the property of a minimum of $20,000 by May 31, 2009, such payment having been made, incurring additional exploration expenses in the amount of $40,000 by May 31, 2010, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2011. Failure by Sierra to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option to acquire an interest in the property, Sierra would have to cease operations.

5. Management will devote only a limited amount of time to Sierra’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

Because Mr. Ian Jackson, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

6. Management lacks formal training in mineral exploration.

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

3. We must comply with the Foreign Corrupt Practices Act and if our personnel or agents are determined to have engaged in certain practices, we could suffer severe penalties and possibly lose our investments in China.

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

We hold an option for a 25 percent interest in the Zhangjiafan Mining Property, a gold exploration and mining property, located in Jiangxi Province, China, approximately 8 hours by aircraft and ground transportation west of Shanghai (1,000 miles). We can acquire an interest in the property by making certain expenditures and carrying out exploration work.

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

Item 4.       Submission of Matters to a Vote of Security Holders

Our last annual general meeting was held on November 24, 2008, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended May 31, 2008, together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected a director, Ian Jackson, to serve until the next Annual General Meeting of Shareholders or until his respective successor is elected or appointed;
  ratified the appointment of Gruber & Associates L.L.C., as independent auditors of the Corporation for the financial year ended May 31, 2009.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are quoted on the OTC-BB under the symbol “SRVS”. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 and offer at $0.10. No shares had traded as of the date of this report.

Our common shares are issued in registered form. Olde Monmouth Stock Transfer Co., Inc., of 200 Memorial Parkway, Atlantic Highlands, NJ 07716 is our stock transfer agent. They can be contacted by telephone at (732) 872-2727 and by facsimile at (732) 872-2728.

As of the date of this report the shareholders' list of our common shares showed 34 registered shareholders holding 8,900,000 shares; there are no shares held by broker-dealers. There are 8,900,000 shares outstanding.

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

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1685 H Street, No. 155, Blaine, Washington 98230. Our telephone number is (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On March 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in the Zhangjiafan Property by entering into an Option to Purchase and Royalty Agreement with Jiujiang, the beneficial owner of the property.

Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Sierra, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2009 ($30,000 has been paid and the field work completed);
b)

Sierra, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2010;

c)	Sierra shall allot and issue 1,000,000 shares in the capital of Sierra to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist;
d)	Upon exercise of the option agreement, Sierra will pay to Jiujiang US $25,000 per annum as pre- payment of the net smelter return, effective May 31, 2011.
e)	Sierra will pay to Jiujiang an annual royalty equal to three percent (3%) of NSR; and
f)

Sierra has the right to acquire an additional 26% of the right, title and interest in and to the property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2011.

To date we have advanced $30,000 for the implementation of phase I of the planned exploration program of which the field work was completed on June 4, 2009; we have not spent any money on research and development activities. Information regarding the property was presented to Mr. Jackson for review without any contractual obligations.

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

Phase I Exploration Program – Results to date

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. We have now completed the field work associated with the first phase of the exploration plan; we do not expect to receive the results of the work and a report on the phase I efforts until some time in September. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Initially, we ran a grid over the entire property and reviewed maps of the results of past reported geological and geochemical programs correlating all past information to our grid; then we completed a geological survey to evaluate certain specific targets previously identified. Phase 1 established a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline and related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations were tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus was the search for gold. The geologists will now compare relative concentrations of gold, silver, lead and other indicator metals in samples recovered so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2010 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will appear as recommendations in the reporting of the results of phase I. This second phase may require up to six weeks work and cost up to $200,000 in total (Sierra’s portion being up to $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Results of Operations

		Year Ended
		May 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$51,106		$56,311
Net Profit (Loss)		$(51,106)		$(56,311)

COMMON SHARES: Since inception we have used common stock to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2009 was $0 (nil). In the fiscal year ended May 31, 2008, $100,000 cash was provided by financing activities as the result of the sale of shares issued prematurely prior to the declaration of an effective date of our SB-2 registration statement. Net cash provided by financing activities from inception on October 19, 2006 was $115,000.

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2009 and 2008 are outlined in the table below:

	Year Ended May 31
	2009	2008
Professional fees	$18,235	$5,000
Communications expenses	7,852	8,154
Office expenses	5,407	9,695
Travel and entertainment	7,032	3,412
Exploration of resource properties	0	30,000
Registration and filing fees	7,470	0
Transfer agent	5,060	0
Contributed services	50	50
TOTAL	$51,106	$56,311

Operating expenses for the year ended May 31, 2009, decreased by 9.2% as compared to the comparative period in 2008, primarily as a result of the commencement of our business plan and the payment made in the previous year for our portion of the first phase of the exploration program on the Zhangjiafan property.

During the year ended May 31, 2009, Sierra incurred operating expenses of $51,106 as compared to $56,311 for the similar period last year and a total of $113,183 for the period from inception on October 19, 2006, to May 31, 2009. The decrease in the current year’s spending can be attributed to the Corporation moving forward with its business plan and the large payment for exploration services in the preceeding year that was not incurred in the current period under review. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Sierra incurred $18,235 in professional fees for the fiscal year ended on May 31, 2009, as compared to $5,000 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an S-1 rescission offering registration statement and the attendant legal, accounting and filing expenses. From inception to October 19, 2006, we have incurred $26,535 in professional fees mainly spent on legal and accounting matters. This expense category will vary annually depending on corporate capital raising activities.

COMMUNICATIONS: $7,852 in communications costs were incurred in fiscal year under review while $8,154 was incurred for the period ended May 31, 2008. For the period October 19, 2006, (inception) through May 31, 2009, Sierra has spent a total of $16,599 on such expenses.

OFFICE EXPENSES: $5,407 in office costs were incurred in the past year. By comparison, $9,695 was incurred for previous fiscal period ended May 31, 2008. For the period October 19, 2006, (inception) through May 31, 2009 a total of $15,768 has been spent on office related expenses. Office costs decreased in the most recent year as the result of our more focussed attention to the S-1 rescission offering.

TRAVEL AND ENTERTAINMENT COSTS: $7,032 in travel and entertainment expenses were incurred in fiscal year under review while $3,412 was incurred for the period ended May 31, 2008. For the period October 19, 2006 (inception) through May 31, 2009, Sierra has spent a total of $11,601 on travel and entertainment and related costs. Costs were reduced a result of a greater focus on the S-1 offering.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $0 (nil) in mineral interest acquisition and exploration costs for the year ended May 31, 2009, but $30,000 for the period ended May 31, 2008. For the period October 19, 2006 (inception) through May 31, 2008, $30,000 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

REGISTRATION AND FILING FEES: We incurred $7,470 in registration and filing fees for the year ended May 31, 2009, but nil ($0) for the period ended May 31, 2008. For the period October 19, 2006, (inception) through May 31, 2009, $5,060 was recorded for such costs. This category will vary from year to year dependent on the filing activities of the Company with various regulators.

TRANSFER AGENT FEES: We incurred $5,060 in registration and filing fees for the year ended May 31, 2009 and nil ($0) for the period ended May 31, 2008. For the period October 19, 2006, (inception) through May 31, 2009, $5,060 was recorded for such costs. This category will vary from year to year dependent on the capital raising and share issuance activities of the Company.

CONTRIBUTED EXPENSES: $50 in contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2009, while $50 was incurred in the period ended May 31, 2008. For the period October 19, 2006, (inception) through May 31, 2009, a total of $150 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

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

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2009, and none were incurred in the previous fiscal year which ended on May 31, 2008. From inception to May 31, 2009, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

At the end of the fiscal year under review, May 31, 2009, and as of the date of this report, Sierra had 8,900,000 common shares issued and outstanding.

Liquidity and Financial Condition

            Working Capital

	At May 31,	At May 31,
	2009	2008
Current Assets	$5,351	$67,116
Current Liabilities	$3,325	$14,034
Working Capital	$2,026	$46,918

Cash Flows

		At May 31,		At May 31,
		2009		2008
Net Cash Used in Operating Activities		$(61,765)		$(45,166)
Net Cash Provided by (Used In) Investing Activities		$0		$0
Net Cash Provided by Financing Activities		$0		$100,000
Effect of Exchange Rate Changes	$	Nil	$	Nil
Increase In Cash During The Period		$(61,765)		$54,834

As of May 31, 2009, our company had a working capital surplus of $2,026.

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006, to May 31, 2009, was $115,000 as a result of proceeds received from the sale of our common stock. During that same period, the following table indicates how those proceeds have been spent to date:

Professional fees	$26,535
Office	15,768
Travel and entertainment	11,601
Communications	16,599
Exploration of resource properties	30,000
Registration and filing fees	7,470
Transfer agent	5,060
Total use of proceeds to May 31, 2009	$113,033

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 - 2010. Management projects that we may require $150,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	50,000
Working Capital	50,000
Total	$150,000

As at May 31, 2009, we had a working capital surplus of $2,026. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Contractual Obligations

As a “smaller reporting company” we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2009.

Financial Instruments
At May 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when, and if, proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2009, and for the period April 11, 2006, (date of inception) through May 31, 2009, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company adopted SFAS No. 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10]”, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (TM) and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”)” This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of the Independent Registered Public Accounting firm by Gruber & Associates, LLP, for the audited financial statements for the year ended May 31, 2009 is included herein immediately preceding the audited financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sierra Ventures, Inc.

We have audited the balance sheet of Sierra Ventures, Inc. (an exploration stage company) as of May 31, 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2009 and 2008 and for the period October 19, 2006 (date of inception) through May 31, 2009. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2009 and the results of its operations, cash flows and changes in stockholders’ equity for the years ended May 31, 2009 and 2008 and for the period October 19, 2006 (date of inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
August 28, 2009

Sierra Ventures, Inc.
(an Exploration Stage Company)
Balance Sheets
May 31, 2009

Assets

Current assets
Cash and cash equivalents	$5,351

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	3,325
Total current liabilities	3,325

Common Stock Subject to Rescission (Note 5)	--
Total liabilities	3,325

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $.001
8,900,000 shares issued and outstanding	8,900
Additional paid-in capital	106,250
Other comprehensive loss	59
Deficit accumulated during the exploration stage	(113,183)
Total stockholders' equity	2,026

Total liabilities and stockholders' equity	$5,351

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Operations

						For the period
						October 19, 2006
						(date of inception)
		For the Years Ended May 31				through
		2009		2008		May 31, 2009

Revenues	$	---	$	---	$	---

Expenses
Professional fees		18,235		5,000		26,535
Communications expense		7,852		8,154		16,599
Office expenses		5,407		9,695		15,768
Travel and entertainment		7,032		3,412		11,601
Exploration of resource properties		0		30,000		30,000
Registration & filing fees		7,470		0		7,470
Transfer agent		5,060		0		5,060
Other services		50		50		150

Total expenses		51,106		56,311		113,183

Net loss		$(51,106)		$(56,311)		$(113,183)

Basic and diluted loss per common share		0.007		0.008

Weighted average number of common shares used in per
share calculations		7,102,740		6,900,000

See accompanying notes to financial statements

Sierra Ventures,  Inc.
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity

							Deficit
							accumulated
	Common		Additional		Other		during the	Total
	shares	Common	paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity

Common shares issued for
cash	6,900,000	$6,900	$8,100	$	---	$	---	$15,000

Contributed services	---	---	100		---		---	100

Currency exchange loss	---	---	---		(2)		---	(2)

Net loss for the year	---	---	---		---		(5,816)	(5,816)

Balance, May 31, 2007	6,900,000	6,900	8,200		(2)		(5,816)	9,282

Contributed services	---	---	50		---		---	50

Currency exchange loss	---	---	---		61		---	61

Net loss for the year	---	---	---		---		(56,311)	(56,311)

Balance May 31, 2008	6,900,000	6,900	8,250		59		(62,127)	(46,918)

Common shares issued
for cash	2,000,000	2,000	98,000		---		---	100,000

Net loss for the year	---	---	---		---		(51,056)	(51,056)

Balance May 31, 2009	8,900,000	$8,900	$106,250		$59		(113,183)	$2,026

See accompanying  notes to financial  statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						October 19, 2006
						(date of inception)
		For the years ended May 31				through
		2009		2008		May 31, 2009

Cash flows used for operating activities
Net loss		$(51,056)		$(56,311)		$(113,183)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		0		50		150
Other comprehensive loss		0		61		59
Changes in operating assets and liabilities
Increase in accrued expenses		(10,709)		11,034		3,325

Cash flows used for operating activities		(61,765)		(45,166)		(109,649)

Cash flows from financing activities
Proceeds from issuance of common stock		100,000		0		115,000
Contingent liabilty - subscriptions received in advance		(100,000)		100,000		0

Cash flows from financing activities		0		100,000		115,000

Increase in cash and cash equivalents		(61,765)		54,834		5,351

Cash and cash equivalents - Beginning of period		67,116		12,282		---

Cash and cash equivalents - End of period		$5,351		$67,116		$5,351

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		50		100		150

See accompanying notes to financial statements

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2009.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at May 31, 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $51,106 for the year ended May 31, 2009 and $113,183for the period from October 19, 2006 (date of inception) through May 31, 2009. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Income taxes

The Company adopted SFAS no 109, “Accounting for Income Taxes” at inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Corporation currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $113,183 as of May 31, 2009 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $113,182 expire in various years through 2029. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2009, and for the period October 19, 2006 (date of inception) through May 31, 2009 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended May 31, 2009. As of May 31, 2009, there were no options outstanding.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through May 31, 2009.

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

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165") [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS -- AN AMENDMENT OF FASB STATEMENT NO. 140 ("SFAS 166") [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R) ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION(TM) AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES A REPLACEMENT OF FASB STATEMENT NO. 162 ("SFAS 168"). This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritatiVE accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to May 31, 2009

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

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $100,000 in share subscriptions for 2,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers were informed of this situation.

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 5 – Common Stock Subject to Rescission (continued)

As a result, the Company made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration. These shares of common stock were subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

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

In September, 2008, under an S-1 rescission offering registration statement revised to February 27, 2009 the Company offered to rescind a total of 2,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (2,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on March 5, 2009 and closed on April 24, 2009 with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Sierra has 8,900,000 shares of common stock issued and outstanding.

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2009 (paid with the analysis of the work and an engineering report now pending) and an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2010. The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) upon completion of a phase I exploration program as authored by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2012.

As a result of the Company having been delayed in the submission and completion of its S-1 registration statement and accompanying rescission offering, Jiujiang and the Company agreed to amend the original agreement dated March 22, 2007. The amendment extended the May 31, 2009 deadline to May 31, 2010 and to extend any and all dates in the Option to Purchase and Royalty Agreement by one full year.

The Option to Purchase and Royalty Agreement is amended to require the Company, or its permitted assigns to incur exploration expenditures on the property of $60,000 on or before May 31, 2010. In addition upon exercise of the option the Company agrees to pay Jiujiang commencing May 31, 2011 $25,000 per annum as prepayment of the Net Smelter Royalty for as long as the Company or its permitted assigns hold any interest in the Property. Failure to make the required annual payment will terminate the agreement. Jiujiang grants the Company the right to acquire an

SIERRA VENTURES, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 6 – Commitments (Continued)

additional 26% of the interest in the Property for $25,000 and the incurring of an additional $100,000 in exploration expenditures on the Property on or before May 31, 2012.

The agreement and Option will expire on May 31, 2010 if the Company has incurred exploration expenditures totaling a minimum of $60,000 on the Property. In addition, the option will terminate on May 31, 2011 and each succeeding May 31, if the Company has not paid Jiujiang $25,000 on or before that date.

Other terms of the origianl Option to Purchase and Royalty Agreement remain unchanged.

Note 8. – Certain significant risks and uncertainties

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

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2009, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of May 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2009, our internal control over financial reporting was ineffective in providing reasonable assurance regarding reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Ian Jackson	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	54	October 19, 2006

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

Ian Jackson, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director

Mr. Jackson is a director and serves as President, Secretary and Treasurer. Since April, 2008 he has served as the President and a director of Pentco Industries, Inc., a Washington State manufacturer of residential interior design products including windows, doors, counters, and other kitchen and living products. For the prior 18 months he was a director and Purchasing Manager of Pentco and was Plant Manager from 1999 to 2005 after originally being part of the group that founded the company in 1979. He has been a director of Pentco since its inception. During the early 1990’s he spent time in Hong Kong exhibiting to Chinese companies which were involved in residential project management and design. Mr. Jackson was seeking contracts for Pentco and other North American companies to manufacture to the specific requirements of the Chinese economy for their burgeoning residential home markets. The company developed new contacts and markets for its products and services for China and the Far East.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of	Number of Transactions	Failure to File
	Late Reports	Not Reported on a	Required
		Timely Basis	Forms
Ian Jackson	1(1)	1(1)

(1) Ian Jackson failed to file a Form 5 – Annual Statement of Changes in Beneficial Ownership – in a timely manner.

Code of Ethics

Our board of directors on March 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form SB-2 filed with the SEC on October 11, 2007.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an ‘audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Item 11.     Executive Compensation

(a)      General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2009, and 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2009, and 2008, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b)       Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value	Total
Principal	Ended			Awards	Underlying	of Options) ($)	Compen-
Position	May 31	Salary	Bonus	($)	Options	(5)	sation
Ian Jackson President & Director	2009	$0	$0	$0	Nil	$0	$0
Ian Jackson President & Director	2008	$0	$0	$0	Nil	$0	$0

Further, Mr. Ian Jackson is deemed to have received $50 in 2008 – 2009 from Sierra for certain administrative services as contributed administrative services with a corresponding credit to additional paid-in capital. No payments were made. Otherwise, Mr. Jackson, our senior officer and director, has received no compensation for his time or services rendered to Sierra and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 6,000,000 shares of Sierra issued to Mr. Jackson in October 2006 for cash consideration of $6,000 did not exceed the $0.001 per share that he paid for the shares.

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

(h)       Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

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

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Ian Jackson 1685 H Street, No. 155, Blaine, WA 98230	6,000,000 Beneficial Owner	67.4%

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

[3]	As of May 31, 2009, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 8,900,000 shares of our common stock issued and outstanding.

(b)       Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Sierra. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

	Name and Address of	Amount & Nature of	Percentag
Title of Class	Beneficial Owner [1] [3]	Beneficial Ownership [2]	e of Class
common stock	Ian Jackson 1685 H Street, No. 155, Blaine, WA 98230 Director and officer since October 19, 2006	6,000,000	67.4%

[1]	As of May 31, 2009, and the date of this report.
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

The directors, officers and other members of management of Sierra, as a group, beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 67.4% of the total issued and outstanding securities of Sierra as of May 31, 2009 and the date of this report

There are no outstanding stock options.

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction since the year ended May 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2009, and for fiscal year ended May 31, 2008, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2009	May 31, 2008
Audit Fees	$3,000	$3,000
Audit Related Fees	$3,000	$3,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$6,000

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $6,000 as compared to $6,000 for the similar period of the preceding fiscal year and for the period from inception on October 19, 2006, to May 31, 2009 the amount was approximately $12,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2008, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on October 19, 2006, to May 31, 2009, the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2009, and 2008 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on October 19, 2006, to May 31, 2009, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2009, and 2008 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on October 19, 2006, to May 31, 2009, the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this report.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(1)	Registration Statement
1.1	S-1 Rescission Offering Statement dated February 27, 2009, including audited financial statements for the fiscal year ended May 31, 2008

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Report on Form SB-2 filed on August 22, 2008)
3.2	Bylaws (incorporated by reference from our Report on Form SB-2 filed on August 22, 2008)

(10)	Material Contracts
10.1

Option To Purchase And Royalty Agreement between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference from our Report on Form SB-2 filed on August 22, 2008)

10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Report on Form SB-2 filed on August 22, 2008)
10.3 *	First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15 2009

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Ian Jackson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Ian Jackson as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Ian Jackson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Ian Jackson as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA VENTURES, INC.
(Registrant)

By:       /s/ “Ian Jackson”

Ian Jackson, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: September 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ “Ian Jackson”

Ian Jackson, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: September 8, 2009