Form 10-Q
period 2009-08-31
Sierra Ventures, Inc.
filed 2009-10-14
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,900,000 shares of Common Stock as of the date of this report

Transitional Small Business Format. Yes [ ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Balance Sheets
August 31, 2009

	August 31, 2009	August 31, 2008	May 31, 2009
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$3,616	$45,588	$5,351

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	5,000	6,435	3,325
Shareholder advances	0	0	0
Total current liabilities	5,000	6,435	3,325

Common Stock Subject to Rescission (Note 5)	0	100,000	0
Total liabilities	5,000	106,435	3,325

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 8,900,000 shares issued and
outstanding	8,900	6,900	8,900
Additional paid-in capital	106,250	8,250	106,250
Other comprehensive loss	59	59	59
Deficit accumulated during the exploration stage	(116,593)	(76,056)	(113,183)
Total stockholders' equity	(1,384)	(60,847)	2,026

Total liabilities and stockholders' equity	$3,616	45,588	$5,351

See accompanying notes to financial statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		October 19, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2009		2008		August 31, 2009

Revenues	$	---	$	---	$	---

Expenses
Professional fees		1,484		2,300		28,017
Communications expense		---		2,080		16,600
Office expenses		498		2,707		16,267
Travel and entertainment		828		2,842		12,429
Exploration of resource properties		---		---		30,000
Registration and filing fees		---		---		7,470
Transfer agency services		600		4,000		5,660
Other services		---		---		150

Total expenses		3,410		13,929		116,593

Net loss		$(3,410)		$(13,929)		$(116,593)

Basic and diluted loss per common share		$0.000		$0.002		---

Weighted average number of common shares
used in per share calculations		7,606,849		6,900,000

See accompanying notes to financial statements

Sierra Ventures,  Inc.
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	100	---	---	100

Currency exchange loss	---	---	---	(2)	---	(2)

Net loss for the period
October 19, 2006 (inception)
to May 31, 2007	---	---	---	---	(5,816)	(5,816)

Balance, May 31, 2007	6,900,000	6,900	8,200	(2)	(5,816)	9,282

Common shares issued for	---	---	---			---
cash

Contributed services	---	---	50	---	---	50

Currency exchange gain	---	---	---	61	---	61

Net loss for the year ended
May 31, 2008	---	---	---	---	(56,311)	(56,311)

Balance, May 31, 2008	6,900,000	6,900	8,250	59	$(62,127)	$(46,918)

Common shares issued
for cash	2,000,000	2,000	98,000	---	---	100,000

Net loss for the year ended
May 31, 2009	---	---	---	---	(51,056)	(51,056)

Balance, May 31, 2009	8,900,000	$8,900	$106,250	$59	$(113,183)	$2,026

Net loss for the three months
ended August 31, 2009	---	---	---	---	(3,410)	(3,410)

Balance August 31, 2009	8,900,000	$8,900	$106,250	$59	$(116,593)	$(1,384)

See accompanying  notes to financial  statements

Sierra Ventures, Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Three months		Three months		(date of inception)
		ended		ended		through
		August 31, 2009		August 31, 2008		August 31, 2009

Cash flows used for operating activities
Net loss		$(3,410)		$(13,929)		$(116,593)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		---		---		150
Other comprehensive loss		---		---		59
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses		1,675		(7,599)		5,000

Cash flows used for operating activities		(1,735)		(21,528)		(111,384)

Cash flows from financing activities
Advances from shareholder		---		---		---
Proceeds from issuance of common stock		---		---		115,000

Cash flows from financing activities		0		0		115,000

Increase in cash and cash equivalents		(1,735)		(21,528)		3,616

Cash and cash equivalents - Beginning of period		5,351		67,116		---

Cash and cash equivalents - End of period		$3,616		$45,588		$3,616

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		150

See accompanying notes to financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception), to August 31, 2009.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period October 19, 2006 (inception), through May 31, 2009, as filed in its Form 10-K Report dated September 8, 2009 and should be read in conjunction with the notes thereto.

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

The Company’s financial statements at August 31, 2009 and for the period October 19, 2006 (inception), through August 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $116,593 for the period from October 19, 2006 (inception), through August 31, 2009. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold from our optioned mineral property, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from public offerings, it will have to find alternative sources, such as a second public offering, a private placement of securities or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised or cease business entirely.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception), through August 31, 2009, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment, an Amendment of FASB Statement No. 123”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006, through August 31, 2009. As of August 31, 2009, there were no options outstanding.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5 “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception), through August 31, 2009.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

December 15, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”. The objective of this statement is to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFASB No. 163 “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2009. The Company does not believe this pronouncement will impact its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” .This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165 “Subsection Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162”. This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 4 – Common stock transactions

Activity for the period October 19, 2006 (date of inception) to May 31, 2008

On October 31, 2006 the Company received $6,000 from it’s founder for 6,000,000 shares of the Company’s common stock subscribed for at $0.001 on October 31, 2006.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

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

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

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

In January 2009 under an S-1 rescission offering registration statement revised to April 3, 2009 the Company offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009 and closed on May 14, 2009 with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Sierra has 7,900,000 shares of common stock issued and outstanding.

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2009 (paid; analysis of the work and an engineering report are pending) and an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2010. The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang) upon completion of a phase I exploration program as authored by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

percent (3%) of net smelter returns. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2012.

The Option to Purchase and Royalty Agreement is amended to require the Company, or its permitted assigns to incur exploration expenditures on the property of $60,000 on or before May 31, 2010. In addition upon exercise of the option the Company agrees to pay Jiujiang commencing May 31, 2011 $25,000 per annum as prepayment of the Net Smelter Royalty for as long as the Company or its permitted assigns hold any interest in the Property. Failure to make the required annual payment will terminate the agreement. Jiujiang grants the Company the right to acquire an additional 26% of the interest in the Property for $25,000 and the incurring of an additional $100,000 in exploration expenditures on the Property on or before May 31, 2012.

The agreement and Option will expire on May 31, 2010 if the Company has not incurred exploration expenditures totaling a minimum of $60,000 on the Property. In addition, the option will terminate on May 31, 2011, and each succeeding May 31, if the Company has not paid Jiujiang $25,000 on or before that date.

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

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
August 31, 2009 – Unaudited

Note 8 – Related party transactions

Officers contributed administrative services to the Company for most periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its directors for $6,000 ($0.001 per share) as founder shares. (Note 4).

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks” on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General Information

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Sierra” mean Sierra Ventures, Inc., unless otherwise indicated.

Sierra is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Foreign Currency and Exchange Rates

Dollar costs of Sierra’s property acquisition and planned exploration costs are in Chinese Yuan also known as Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.13 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1685 H Street, No. 155, Blaine, Washington 98230; telephone (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On March 22, 2007, as amended May 15, 2009, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, the beneficial owner of the property. The option allows us to acquire an interest in the property by making certain expenditures and carrying out exploration work. Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement.

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

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Zhangjiafan Gold Property” dated March 23, 2007, in which his firm recommended a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin graduated from Gan-Zhou Geosciences Institute with the educational equivalency of a U.S. designated geological engineer and has practiced as an exploration geologist for over 20 years.

The reader of this Report is directed to our Form 10-K Report for May 31, 2009, dated September 8, 2009, and our S-1 registration statement dated February 27, 2009 for further discussion of the property, mineral exploration in China, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Zhangjiafan property to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin to complete the first phase of the work program and to complete and assess the results of the program. Upon receipt of that report we will be in a position to review the work completed and to properly evaluate the potential of the property and to determine if gold exists on the property and if any gold which is found can be economically extracted & profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

Phase I Exploration Program

We have now completed the field work associated with the first phase of the exploration plan; we do not expect to receive the results of the work and a report on the phase I efforts until later this year. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

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

Phase II will not be carried out until 2010 or 2011 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Sierra’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Risks

At present we do not know if the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions can be encountered in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

In order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases.

The Vendor holds the mining rights to the claims which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event it were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Jiujiang has granted an option to Sierra to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if it were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Jiujiang would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against the vendor in the situations described, there is a question as to whether that recourse would have specific value.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production.

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three months ended August 31, 2009, August 31, 2008, and October 19, 2006 (inception), through August 31, 2009, are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to August 31, 2009, was $115,000 as proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2009, nor for the similar quarter in 2008. To date, we have not generated any revenues from our exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31 2009, and August 31, 2008, was $0. To date, we have not generated any revenues.

COMMON STOCK – Net cash provided by financing activities during the quarters ended August 31, 2009, and 2008 was $0 (nil). $115,000 has been received from inception on April 11, 2006, through to and including August 31, 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the quarter ended August 31, 2009	For the quarter ended August 31, 2008	Feb. 11, 2005 (Inception) thru August 31, 2009
Mineral property exploring	$ 0	$ 0	$ 30,000
Professional fees	1,484	2,300	28,017
Compensation	-	-	-
Communications	-	2,080	16,600
Office	498	2,707	16,267
Travel, meals & entertain	828	2,842	12,429
Transfer agency services	600	4,000	5,660
Registration & filing fees	-	-	7,470
Other costs and services	-	-	150
TOTAL	$ 3,410	$ 13,929	$ 116,593

SUMMARY – Total expenses were $3,410 in the quarter ended August 31, 2009, and $13,929 for the comparative period last year. A total of $116,593 in expenses has been incurred since inception on October 19, 2006, through August 31, 2009. Costs have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital raising. Costs in the most recently completed quarter decreased relative to the similar period last year as we were relatively inactive while we awaited the results of the first phase of exploration on our optioned mineral property. These costs can be subdivided into the following categories:

PROFESSIONAL FEES: Sierra incurred $1,484 in professional fees for the quarter ended on August 31, 2009, and $2,300 for the comparative period last year. From inception to October 19, 2006, we have incurred $28,017 in professional fees mainly on legal and accounting matters. This cost category varies depending on legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2009, or 2008 and no direct compensation costs have been incurred since inception.

COMMUNICATIONS EXPENSES: No ($0) communications costs were incurred in the most recent quarter which ended on August 31, 2009, while $2,080 was incurred for the comparative period last year. For the period October 19, 2006 (inception), through August 31, 2009, a total of $16,600 has been spent on communication costs related to our business. Communications costs dropped in the quarter under review as a result of reduced activity and communications with persons, representatives and corporations in China.

OFFICE EXPENSES: $498 in office costs were incurred in the most recent quarter which ended on August 31, 2009, while $2,707 was incurred during the comparative period last year. For the period October 19, 2006 (inception), through August 31, 2009, a total of $16,267 has been spent on office related expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $828 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on August 31, 2009, and $0 (nil) was incurred for the comparative period last year. For the period October 19, 2006 (inception), through August 31, 2009, a total of $12,429 has been spent on this category.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended August 31, 2009, and 2008. A total of $150 has been incurred from inception on October 19, 2006, to August 31, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

EXPLORATION OF RESOURCE PROPERTIES: We did not spend anything on the exploration of our resource property for the quarters ended August 31, 2009, or 2008. A total of $30,000 has been incurred from inception on October 19, 2006 to August 31, 2009 for this expense item. This category will vary depending on our exploration activities and acquisitions.

TRANSFER AGENT FEES AND RELATED EXPENSES: $600 was paid to our transfer agent in the quarter. No such expense was incurred for the similar quarter in 2008. A total of $5,660 has been incurred from inception on October 19, 2006, to August 31, 2009, for transfer agent fees and related expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No other costs were incurred in the current quarter under review or during the comparative periods last year. From October 19, 2006 (inception), through August 31, 2009, Sierra has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2009, $1,735 in net cash was used and for the quarter ended August 31, 2008, a total of $21,528 was used. $111,384 in net cash has been used since inception on October 19, 2006, through August 31, 2009.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

During the current quarter under review, Sierra did not sell any shares of its common stock. As of the date of this report Sierra has 8,900,000 common shares issued and outstanding.

Sierra continues to carefully control its expenses and overall costs as it moves its business development plan forward. Sierra does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Sierra believes we cannot satisfy our cash requirements for the current fiscal year end of May 31, 2010 with available cash on hand and will have to seek additional financing immediately. As of August 31, 2009, we had a deficit of $1,384 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2010, upon receipt of the engineering report on evaluation of the phase I work program on our optioned mineral property, we will concentrate our efforts on the review of the report and securing additional financing to be able to carry out our business plan. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 – 2010. Management projects that we will require up to $130,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	50,000
Working Capital	45,000

Total	$130,000

As at August 31, 2009, we had a working capital deficit of $1,384. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2009, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on October 19, 2006, to August 31, 2009, was $115,000 as a result of gross proceeds received from sales of our common stock. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 5 placees. In the fiscal year ended May 31, 2008, $100,000 cash was provided by financing activities as the result of the sale of 2,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement.

As of August 31, 2009, our total assets consisting entirely of cash amounted to $3,616 and total liabilities were $5,000. Working capital stood at negative $1,384.

For the quarter ended August 31, 2009, the net loss was $3,410 ($0.000 per share). The loss per share was based on a weighted average of 7,606,849 common shares outstanding. The net loss from inception to August 31, 2009, is $116,593.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2009. Although inflation is moderately higher than it was during 2008 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls.

During the quarter ended August 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Sierra had 8,900,000 shares of common stock issued and outstanding as of August 31, 2009 and the date of this report. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on October 19, 2006, to August 31, 2009, was $115,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	28,017
Communications Expenses	16,600
Office Expenses	16,267
Travel, Entertainment and Meals	12,429
Exploration of Resource Property	30,000
Transfer Agent	5,660
Other Costs and Services	150

Total Use of Proceeds to August 31, 2009	$116,593

Common Stock

During the quarter ended August 31, 2009, no shares of common stock were issued. As of August 31, 2009, and the date of this report, there were 8,900,000 shares issued and outstanding.

Options

No options were granted during the quarter ended August 31, 2009.

Code of Ethics

The Board of Directors on March 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 1685 H Street, No. 155, Blaine, Washington 98230.

Web Site

Sierra does not maintain a Web site but has an e-mail address at “sierraventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2009: NONE

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

Date: October 15, 2009

BY: /s/      “Ian Jackson”

IAN JACKSON, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors