Form 10-Q
period 2009-11-30
Sierra Ventures, Inc.
filed 2010-01-14
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-146675

SIERRA VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665441
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5466 Canvasback Rd.,
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 839-4029

1685 H Street, Number 155, Blaine, Washington 98230
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller	Smaller reporting company [X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,950,000 shares of Common Stock as of January 13, 2010

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2009
(With comparative figures at November 30, 2008)

	Unaudited	Unaudited	Audited
	November 30,	November 30,	May 31,
	2009	2008	2009

ASSETS

CURRENT ASSETS
Cash	$3,648	$35,524	$5,351
Prepaid expenses	-	57	-
TOTAL ASSETS	3,648	35,581	5,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,250	2,300	3,325

Total Current Liabilities	1,250	2,300	3,325

Common Stock subject to rescission (Note 5)	-	100,000	-

Total Liabilities	1,250	102,300	3,325

STOCKHOLDERS’ EQUITY (DEFICIT )
Common stock - 500,000,000 shares authorized, par value	8,900	6,900	8,900
$0.001, 8,900,000 shares issued and outstanding
Additional paid-in capital	116,250	8,250	106,250
Other Comprehensive Loss	59	59	59

Deficit accumulated during the exploration stage	(122,811)	(81,928)	(113,183)

Total stockholders’ equity (deficit)	2,398	(66,719)	2,026

Total Liabilities and Stockholders’ Equity	$3,648	$35,581	$5,351

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

FOR THE QUARTER and SIX MONTH PERIOD ENDED NOVEMBER 30, 2009
(With comparative figures for the period ended November 30, 2008)(Unaudited)

					Cumulative
					results of
					operations
	Three	Three	Six	Six	October 19,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(inception)
	November	November	November	November	to Nov. 30,
	30, 2009	30, 2008	30, 2009	30, 2008	2009

EXPENSES

Professional fees	$1,118	$1,337	$2,603	$3,637	$29,137
Communications	-	2,513	-	4,593	16,599
Office	3,382	1,873	3,879	4,580	19,647
Travel, entertainment & public relations	-	150	828	2,992	12,429
Exploration of resource property	-	-	-	-	30,000
Transfer agent	400	-	1,000	4,000	6,060
Registration & filing fees	1,319	-	1,319	-	8,789
Contributed administrative support (note 2)	-	-	-	-	150

Total expenses	6,219	5,873	(9,629)	19,802	122,811

NET LOSS FOR THE PERIOD	(6,219)	(5,873)	(9,629)	(19,802)	(122,811)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	8,900,000	6,900,000	8,900,000	6,900,000

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCK HOLDERS’ EQUITY (DEFICIT)
Cumulative from inception October 19, 2006 to November 30, 2009
(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	(Note 4)		Paid-in	Comprehensive	Exploration
	Common Stock		Capital	Loss	Stage	Total
	Number of
	shares o/s	Amount

Common Shares issued for cash	6,900,000	$6,900	$8,100	$-	$-	15,000

Currency Exchange Loss	-	-	-	(2)	-	(2)

Contributed Administrative Support&
other services rendered by officers	-	-	100	-	-	100

Net loss for the year ended
May 31, 2007	-	-		-	(5,816)	(5,816)
Balance, Year End, May 31, 2007	6,900,000	6,900	8,200	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-

Contributed Administrative Support &
other services rendered by officers	-	-	50	-	-	50

Currency exchange gain	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	(56,311)	(56,311)
Balance, May 31, 2008	6,900,000	6,900	8,250	59	(62,127)	(46,918)

Common shares issued for cash	2,000,000	2,000	98,000	-	-	100,000

Net loss for the year ended
May 31, 2009	-	-	-	-	(51,056)	(51,056)
Balance, May 31, 2009	8,900,000	8,900	106,250	59	(113,183)	2,026

Capital contribution	-	-	10,000	-	-	10,000

Net loss for the six month period
ended November 30, 2009	-	-	-	-	(9,629)	(9,629)
Balance, November 30, 2009	8,900,000	$8,900	$116,250	$59	$(122,811)	$2,398

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE QUARTER AND SIX MONTH PERIOD ENDED NOVEMBER 30, 2009
(With comparative figures for the period ended November 30, 2008)
Unaudited

					Cumulative
					results of
					operations
	Three	Three			from October
	Months	Months	Six Months	Six Months	19, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November	November	November	November	November
	30, 2009	30, 2008	30, 2009	30, 2008	30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,219)	$(5,873)	$(9,629)	(19,802)	$(122,811)
Adjustments to reconcile net loss to net cash
provided by operating activities
- contributed services by an officer (note 2)	-	-	-	-	150
- other comprehensive loss	-	-	-	-	59
Changes in operating assets and liabilities
Increase in prepaid expenses		(57)		(57)
Increase (decrease) in accounts payable and	(3,750)	(4,135)	(2,075)	(11,734)	1,250
accrued liabilities

NET CASH PROVIDED IN OPERATING	(9,969)	(10,065)	(11,704)	(31,593)	(121,352)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	10,000		10,000		10,000
Proceeds from issuance of common stock	-	-	-	-	115,000
Proceeds from issuance of common stock subject to	-	-	-	-	-
rescission

NET CASH PROVIDED BY FINANCING	-	-	10,000	-	125,000
ACTIVITIES

NET INCREASE (DECREASE) IN CASH	31	(10,065)	(1,704)	(31,593)	3,648

CASH, BEGINNING OF PERIOD	3,616	45,588	5,351	67,116	-

CASH, END OF PERIOD	$3,648	$35,524	3,648	35,524	3,648

Non-cash financing activities
Paid in capital from contributed services	-	50	-	50	150

The accompanying notes are an integral part of these financial statements

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

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

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to November 30, 2009.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period October 19, 2006 (inception) through May 31, 2009 as filed in its Form 10K and should be read in conjunction with the notes thereto.

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

The Company’s financial statements at November 30, 2009 and for the period October 19, 2006 (inception) through November 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $122,811 for the period from October 19, 2006 (inception) through November 30, 2009. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
November 30, 2009 - Unaudited

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

Mining exploration costs

In accordance with ASC Topic Accounting and Reporting by Development Stage Companies, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

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
November 30, 2009 - Unaudited

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

Income taxes

The Company has adopted ASC Topic (Accounting Standards Codification) regarding, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 (inception) through November 30, 2009, there were no potential dilutive securities.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. It clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through November 30, 2009. As of November 30, 2009, there were no options outstanding.

Business segments

ASC Topic “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated its requirements of, and has determined that it is not applicable.

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through November 30, 2009.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

Recently issued accounting pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement will significantly change the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In December 2007, ASC Topic “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” was issued. The objective of this topic is to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In March 2008, ASC Topic “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, was issued which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under this topic and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In May 2008, ASC Topic “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” was issued. The scope of the topic is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2009. The Company does not believe this pronouncement will impact its financial statements.

In April 2009, ASC Topic “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued ..This topic provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This topic is effective prospectively beginning April 1, 2009. The adoption of this topic did not have a material impact on the Company's consolidated results of operations or financial condition.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

In April 2009, ASC Topic “Recognition and Presentation of Other-Than-Temporary Impairments” was issued. This topic modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The topic also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the topic, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The topic further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The topic requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, ASC Topic , “Interim Disclosures about Fair Value of Financial Instruments” was issued. This topic essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the topic requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, ASC Topic “Subsection Events” was issued. It provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The topic also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The topic is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through January 11, 2010 the date the financial statements were issued. See note 10 for events occurring subsequent to November 30, 2009 through January 11, 2010.

In June 2009, ASC Topic, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” was issued. It requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The topic eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. The topic is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, ASC Topic, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This topic also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact it will have on its financial condition, results of operations or cash flows.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the second quarter of the year ending May 31, 2010, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending November 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

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

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 2,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

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

Activity for the period June 01, 2009 to November 30, 2009

No shares have been issued

Note 5 – Common Stock Subject to Rescission

In January 2009 under an S-1 rescission offering registration statement revised to April 3, 2009 the Company offered to rescind a total of 2,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (2,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009, and closed on May 14, 2009, with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Sierra has 8,900,000 shares of common stock issued and outstanding.

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, discussed in Note 1, the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2009 (paid; analysis of the work and an engineering report are pending) and an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2010. The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang”) upon completion of a phase I exploration program as authored by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns. Upon exercise of the option the Company agrees to pay Jiujiang commencing May 31, 2011 $25,000 per annum as prepayment of the Net Smelter Royalty for as long as the Company or its permitted assigns hold any interest in the Property. Failure to make the required annual payment will terminate the agreement. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments,

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2012.

The agreement and Option will expire on May 31, 2010, if the Company has not incurred exploration expenditures totaling a minimum of $60,000 on the Property. In addition, the option will terminate on May 31, 2011, and each succeeding May 31, if the Company has not paid Jiujiang $25,000 on or before that date.

Note 7 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period October 19, 2006 through November 30, 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

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
November 30, 2009 - Unaudited

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

An officer of the Company advanced $10,000 to the Company in September, 2009 for operating capital. As part of the sale of the Corporation, the officer agreed to forgive the repayment of the advance. The funds have been reported as additional paid-in capital

SIERRA VENTURES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
November 30, 2009 - Unaudited

Note 10 – Subsequent Events

On December 11, 2009, Mr. Ken Liebscher purchased 6,000,000 shares of common stock from Ian Jackson, our sole director and officer. The purchase price of the shares was $200,000, which was paid in cash by the personal funds of Mr. Liebscher. Ken Liebscher now owns 6,000,000 of our shares of common stock, which is 67.4% of our issued and outstanding shares of common stock as of December 11, 2009.

On December 14, 2009, Ian Jackson resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary. As a result of the resignation, we appointed Ken Liebscher as our President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors. There was no disagreement between Mr. Jackson and our company’s policies or procedures and Mr. Jackson remains on our board of directors.

Effective December 29, 2009, we entered into subscription agreements with two offshore investors whereby we issued an aggregate of 50,000 shares of common stock, at a purchase price of $0.40 per share, in a non-brokered private placement. The offer and sale of the shares occurred outside of the United States.

Effective January 5, 2010, Ian Jackson resigned from our board of directors and Dr. Fortunato Villamagna was appointed to our board of directors and as an executive officer. Dr. Villamagna will serve as Secretary and CFO of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These forward-looking statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 25, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

FOREIGN CURRENCY AND EXCHANGE RATES

Dollar costs of Sierra’s property acquisition and planned exploration costs are in Chinese Yuan also known as Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US 1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US 0.13 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 5466 Canvasback Rd., No. 155, Blaine, Washington 98230; telephone (702-839-4029). There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On March 22, 2007, as amended May 15, 2009, we optioned a 25% interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, the beneficial owner of the property. The option allows us to acquire an interest in the property by making certain expenditures and carrying out exploration work. Under the terms of the agreement, Jiujiang granted to Sierra the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement.

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

Phase I Exploration Program

We have now completed the field work associated with the first phase of the exploration plan; we do not expect to receive the results of the work and a report on the phase I efforts until later this year. If our initial exploration efforts are favorable we intend to proceed with longer term exploration.

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

Phase II will not be carried out until 2010 or 2011 and will be contingent upon favorable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Sierra’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work and an engineer or geologist to manage the exploration program. Our only employee had been Ian Jackson our senior officer and director, but he is no longer an employee. In regards to phase I of the planned exploration program, we have retained Gao Fenglin as senior geological consultant.

At November 30, 2009 we had no employees, other than our directors and officers and there are no current employment agreements in place. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees. On December 14, 2009, Kenneth B. Liebscher agreed to join the Board of Directors and became our new President and CEO and Ian Jackson resigned as an executive officer. On January 5, 2010, Ian Jackson tendered his resignation as a Director of our company. On January 5, 2010, Dr. Fortunato Villamagna agreed to join the Board of Directors and will serve as our Secretary, Treasurer and CFO.

Offices

Our offices are located at 5466 Canvasback Rd., Blaine, Washington 98230. Currently, these facilities are provided to us by Ken Liebscher, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Sierra at cost.

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

Results of Operations

Sierra was incorporated on October 19, 2006; comparative periods for the three months ended November 30, 2009, November 30, 2008, and October 19, 2006 (inception), through November 30, 2009, are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to November 30, 2009, was $115,000 as proceeds received from sales of our common stock. On December 18, 2009 we sold 50,000 shares of its common stock at a price of $0.40 per share with proceeds of $20,000.

Revenues

We did not generate any revenues from operations for the quarter ended November 30, 2009, nor for the similar quarter in 2008. To date, we have not generated any revenues from our exploration business.

Expenses

The table below shows our operating results for the three month and six month periods ended November 30, 2009 and 2008.

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008
Professional fees	$1,118	$1,337	$2,603	$3,637
Communications	-	2,513	-	4,593
Office	3,382	1,873	3,879	4,580
Travel, entertainment & public relations	-	150	828	2,992
Exploration of resource property	-	-	-	-
Transfer agent	400	-	1,000	4,000
Registration & filing fees	1,319	-	1,319	-
Contributed administrative support (note 2)	-	-	-	-
Total expenses	$6,219	$5,873	$(9,629)	$19,802

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

PROFESSIONAL FEES: Sierra incurred $1,118 in professional fees for the quarter ended on November 30, 2009, and $1,337 for the comparative period last year. From inception to October 19, 2006, we have incurred $29,137 in professional fees mainly on legal and accounting matters. This cost category varies depending on legal and accounting requirements.

COMMUNICATIONS EXPENSES: No communications costs were incurred in the most recent quarter which ended on November 30, 2009, while $2,513 was incurred for the comparative period last year. For the period October 19, 2006 (inception), through November 30, 2009, a total of $16,599 has been spent on communication costs related to our business. Communications costs dropped in the quarter under review as a result of reduced activity and communications with persons, representatives and corporations in China.

OFFICE EXPENSES: $3,382 in office costs were incurred in the most recent quarter which ended on November 30, 2009, while $1,873 was incurred during the comparative period last year. For the period October 19, 2006 (inception), through November 30, 2009, a total of $19,647 has been spent on office related expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: No travel, entertainment and meal costs were incurred in the most recent quarter which ended on November 30, 2009, and $150 was incurred for the comparative period last year. For the period October 19, 2006 (inception), through November 30, 2009, a total of $12,429 has been spent on this category.

EXPLORATION OF RESOURCE PROPERTIES: We did not spend anything on the exploration of our resource property for the quarters ended November 30, 2009, or 2008. A total of $30,000 has been incurred from inception on October 19, 2006 to November 30, 2009 for this expense item. This category will vary depending on our exploration activities and acquisitions.

TRANSFER AGENT FEES AND RELATED EXPENSES: $400 was paid to our transfer agent in the quarter. No such expense was incurred for the similar quarter in 2008. A total of $6,060 has been incurred from inception on October 19, 2006, to November 30, 2009, for transfer agent fees and related expenses.

REGISTRATION AND FILING FEES: $1,319 was paid to regulatory authorities in the quarter with respect to two filings. No such expense was incurred for the similar quarter in 2008. A total of $8,789 has been incurred from inception on October 19, 2006, to November 30, 2009, for registration and filing fees.

CONTRIBUTED EXPENSES: No contributed expenses (for contributed administrative costs) were incurred for the quarters ended November 30, 2009, and 2008. A total of $150 has been incurred from inception on October 19, 2006, to November 30, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

Sierra continues to carefully control its expenses and overall costs as it moves its business development plan forward. Sierra does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 – 2010. Management projects that we will require up to $130,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	50,000
Working Capital	45,000

Total	$130,000

As at November 30, 2009, we had a working capital of $2,398. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Going Concern

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2009, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of November 30, 2009, we had $2,398 in unallocated working capital.

	November 30,	May 31
	2009	2009
Current Assets	$3,648	$5,351
Current Liabilities	1,250	3,325
Working Capital	$2,398	$2,026

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008
Net cash provided in operating activities	(9,969)	(10,065)	(11,704)	(31,593)
Net cash provided by financing activities	10,000	-	10,000	-
Net increase (decrease) in cash	31	(10,065)	(1,704)	(31,593)

Net cash provided in operating activities

For the three month period ended on November 30, 2009, $(9,969) in net cash was used and for the quarter ended November 30, 2009 compared with $(10,065) in the same period in 2008. $(121,352) in net cash has been used since inception on October 19, 2006, through November 30, 2009.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to November 30, 2009, was $115,000 as a result of gross proceeds received from sales of our common stock. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of five placees. In the fiscal year ended May 31, 2008, $100,000 cash was provided by financing activities as the result of the sale of 2,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement. On December 18, 2009 we sold 50,000 shares of its common stock at a price of $0.40 per share with proceeds of $20,000.

Net increase (decrease) in cash

For the quarter ended November 30, 2009, the net loss was $6,219. The loss per share was based on a weighted average of 7,606,849 common shares outstanding. The net loss from inception to November 30, 2009, is $122,811.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2009. Although inflation is moderately higher than it was during 2008 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Subsequent Events

On December 11, 2009 Ken Liebscher purchased 6,000,000 shares of common stock from Ian Jackson, our sole director and officer. Ken Liebscher now owns 6,000,000 of our shares of common stock, which is 67.4% of our issued and outstanding shares of common stock as of December 11, 2009. This effected a change of control of our Company.

Mr. Liebscher was appointed as President, Treasurer and Secretary and to our company’s Board of Directors on December 14, 2009, which increased the current Board to two members.

Effective December 29, 2009, we entered into subscription agreements with an offshore investor whereby we issued an aggregate of 50,000 shares of common stock, at a purchase price of $0.40 per share, in a non-brokered private placement. Proceeds of the private placement are being used for working capital.

Effective January 5, 2010, Ian Jackson resigned from our board of directors and Ken Liebscher resigned as Secretary of our company. Dr. Fortunato Villamagna was appointed to serve as a director of our company and as our Secretary and Chief Financial Officer.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls.

During the quarter ended November 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Risks Associated with Sierra Ventures, Inc., Our Financial Condition and Our Business Model

1. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $9,282. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because Mr. Ken Liebscher, our President and CEO and Dr. Fortunato Villamagna, our Secretary and Treasurer, will be devoting approximately 20 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

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

Legal System

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems (the system in the U.S.), it is a system in which decisions in earlier legal cases do notgenerally have precedential value. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly; their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as the right of foreign invested enterprises to hold licenses and permits such as business licenses. Because all of our assets are located outside the U.S., it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons or entities.

Limited Interpretation

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the current quarter under review, Sierra did not sell any shares of its common stock. As January 13, 2010, Sierra has 8,950,000 common shares issued and outstanding.

Effective December 29, 2009, we entered into subscription agreements with two offshore investors whereby we issued an aggregate of 50,000 shares of common stock, at a purchase price of $0.40 per share, in a non-brokered private placement. The offer and sale of the shares occurred outside of the United States.

We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

No advertising or general solicitation was employed in offering the securities.

The securities issued in the non-brokered private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders during the preceding quarter.

ITEM 5. OTHER INFORMATION

Effective January 5, 2010, Ian Jackson resigned from our board of directors. There was no disagreement between Mr. Jackson and our company’s policies or procedures.

Fortunato Villamagna has consented to serve as director of the Company. Dr. Villamagna will serve as Secretary and CFO of the Company.

Dr. Fortunato Villamagna, age 50, has over 25 years of domestic and international experience in the specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa. Prior to joining UTEC Inc. Dr. Villamagna was Vice President - Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment.

Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive. Dr. Villamgna is also President and CEO of UTEC, Inc. a public Company (UTEI.PK).

On December 11, 2009 Ken Liebscher purchased 6,000,000 shares of common stock from Ian Jackson, our sole director and officer. The purchase price of the shares was $200,000, which was paid in cash and by the personal funds of Mr. Liebscher. Ken Liebscher now owns 6,000,000 of our shares of common stock, which is 67.4% of our issued and outstanding shares of common stock as of December 11, 2009.

On December 14, 2009, Ian Jackson resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary. As a result of the resignation, we appointed Ken Liebscher as our new President, Chief Executive Officer, Chief Financial Officer, Secretary and to the board of directors.

There was no disagreement between Mr. Jackson and our company’s policies or procedures and Mr. Jackson remains on our board of directors.

There are no family relationships between Mr. Liebscher and our board of directors.

Item 6. Exhibits and Reports on Form 8-K

3.1	Articles of Incorporation attached as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.1	Option to Purchase and Royalty Agreement dated March 22, 2007 with Jiujiang Gao Feng Mining Industry Limited Company attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan attached as an exhibit to our Form S-1/A filed on January 14, 2009
10.4

First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15 2009 attached as an exhibit to our Form 10-K filed on September 8, 2009

10.5	Form of Private Placement subscription agreement attached as an exhibit to our Form 8-K filed on December 31, 2009
14.1	Code of Ethics attached as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA VENTURES, INC.
(Registrant)

Date: January 13, 2010

By:	/s/ Kenneth B. Liebscher	By:	/s/ Dr. Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer