Form 10-Q
period 2010-02-28
Lucky Boy Silver Corp.
filed 2010-04-19
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______
Commission file number: 333-146675

LUCKY BOY SILVER CORP.
(Exact name of small business issuer in its charter)

Wyoming	26-0665441
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5466 Canvasback Rd., Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 839-4029

SIERRA VENTURES, INC.
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,325,000 shares of Common Stock as of April 19, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Balance Sheets

ASSETS
	February 28,	May 31,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash	$81,152	$5,351
Prepaid expenses	400	-

Total Current Assets	81,552	5,351

OTHER ASSETS
Deposits	1,200	-
Mining claims	115,000	-

Total Other Assets	116,200	-

TOTAL ASSETS	$197,752	$5,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$3,325

Total Current Liabilities	-	3,325

STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized
at par value of $0.001; 140,325,000 and 133,500,000
shares issued and outstanding, respectively	140,325	133,500
Additional paid-in capital	334,825	(18,350)
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(277,457)	(113,183)

Total Stockholders' Equity	197,752	2,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,752	$5,351

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended		2006 Through
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	147,162	11,352	149,765	14,988	176,299
Communications	-	2,190	-	6,783	16,599
Office	1,135	5,034	1,633	9,614	20,782
Travel, entertainment & public relations	2,705	3,182	6,914	6,174	15,134
Exploration of resource property	-	-	-	-	30,000
Transfer agent	3,542	460	4,542	4,460	9,602
Registration & filing fees	102	-	1,420	-	8,891
Contributed administrative support	-	-	-	-	150
Total Operating Expenses	154,646	22,218	164,274	42,019	277,457

LOSS FROM OPERATIONS	(154,646)	(22,218)	(164,274)	(42,019)	(277,457)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(154,646)	$(22,218)	$(164,274)	$(42,019)	$(277,457)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	136,406,868	133,500,000	134,468,956	125,697,802

The accompanying notes are an integral part of these financial statements

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Stockholders' Equity
(unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Loss	Stage	Total

Common shares issued for cash	103,500,000	$103,500	$(88,500)	$-	$-	$15,000

Currency exchange loss				(2)		(2)

Contributed Administrative Support
& other services rendered by officers	-	-	100	-	-	100
					-	-
Net loss for the year ended
May 31, 2007	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	103,500,000	103,500	(88,400)	(2)	(5,816)	9,282

Contributed Administrative Support
& other services rendered by officers	-	-	50	-	-	50

Currency exchange gain	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	103,500,000	103,500	(88,350)	59	(62,127)	(46,918)

Common shares issued for cash	30,000,000	30,000	70,000	-	-	100,000

Net loss for the year ended
May 31, 2009	-	-	-	-	(51,056)	(51,056)

Balance, May 31, 2009	133,500,000	133,500	(18,350)	59	(113,183)	2,026

Capital contribution	-	-	10,000	-	-	10,000

Common stock issued for cash	6,375,000	6,375	163,625	-	-	170,000

Common stock for services	300,000	300	119,700	-	-	120,000

Common stock issued for mining claims	150,000	150	59,850	-	-	60,000

Net loss for the nine months ended
February 28, 2010	-	-	-	-	(164,274)	(164,274)

Balance, February 28, 2010	140,325,000	$140,325	$334,825	$59	$(277,457)	$197,752

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on October 19,
	For the Nine Months Ended		2006 Through
	February 28,		February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164,274)	$(42,019)	$(277,457)
Adjustments to reconcile net loss to
net cash used in operating activities:
Contributed services by an officer	-	-	150
Common stock issued for services	120,000	-	120,000
Changes to operating assets and liabilities:
(Increase) decrease in prepaid expenses	(400)	-	(400)
(Increase) decrease in deposits	(1,200)	-	(1,200)
Increase (decrease) in accounts payable	(3,325)	(12,734)	-
Net Cash Used in Operating Activities	(49,199)	(54,753)	(158,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining claims	(55,000)	-	(55,000)
Net Cash Used in Operating Activities	(55,000)	-	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	10,000	-	10,000
Common stock issued for cash	170,000	-	285,000
Net Cash Provided by Financing Activities	180,000	-	295,000

NET INCREASE (DECREASE) IN CASH	75,801	(54,753)	81,093
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	-	59
CASH AT BEGINNING OF PERIOD	5,351	67,116	-
CASH AT END OF PERIOD	$81,152	$12,363	$81,152

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for mining claims	$60,000	$-	$60,000
Paid in capital from contributed services	$-	$-	$150

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 – CORPORATE NAME CHANGE

On February 5, 2010 the Company filed an Amendment to Articles with the Wyoming Secretary of State and changed its name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he was to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

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

Reclamation costs (continued)
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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes
The Company has adopted the ASC Topic regarding, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 through February 28, 2010, there were no potentially dilutive securities.

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit.

Special purpose entities
The Company does not have any off-balance sheet financing activities.

Impairment or disposal of long lived assets
In August 2001, ASC Topic, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. It clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through February 28, 2010. As of February 28, 2010, there were no options outstanding.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from October 19, 2006 (date of inception) through February 28, 2010.

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

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 5 – COMMON STOCK TRANSACTIONS

Effective January 24, 2010 the Company’s Board of Directors approved a 15:1 forward stock split of the Company’s common stock.  The Company’s statements of stockholder’s equity have been retroactively restated to reflect the split.

During the ninth month period ended February 28, 2010, the Company issued for cash 425,000 pre-split (6,375,000 post-split) shares of its par value $0.001 common stock for $170,000.  In addition, the Company issued 150,000 post-split shares of common stock for the mining claims including those known as Silver Summit, Candelaria and Lucky Boy Silver Mine located in Mineral County, Nevada. These shares were valued at $0.40 per share based on the recent cash sale price.

On January 24, 2010 the Company issued 300,000 shares of the Company’s common stock to a consultant and two board members for services provided to the Company. The shares were valued at $0.40 per share based on the recent cash sales price.  The Company recorded $300,000 of expense in professional fees.

On October 31, 2006 the Company received $6,000 from its founder for 6,000,000 pre-split (90,000,000 post-split) shares of the Company’s common stock subscribed for at $0.001 on October 31, 2006.

On November 30, 2006 the Company received $9,000 for 900,000 pre-split (13,500,000 post-split) shares of the Company’s common stock subscribed for in a private placement dated November 01, 2006.

During April and May, 2008, the Company received $100,000 for 2,000,000 pre-split (30,000,000 post-split) shares of the Company’s common stock subscribed in its SB-2 registration statement dated October 11, 2008. See also Note 5.

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 pre-split (15,000,000 post-split) common shares under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 pre-split (13,500,000 post-split) shares to a total of three new shareholders. All of the 2,900,000 pre-split (43,500,000 post-split) shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 6 – COMMITMENTS

The Company entered into an option agreement (“Option to Purchase and Royalty Agreement) with Jiujiang Gao Feng Mining Industry Limited Company granting the Company the exclusive right and option to acquire 25% of the right, title and interest in the Zhangjiafan Gold Mining property situated in Dexing City, Jiangxi Province, China.  Under the terms of the Option to Purchase and Royalty Agreement the Company must incur exploration expenditures on the property in the minimum amount of $20,000 on or before May 31, 2009 (paid; analysis of the work and an engineering report are pending) and an additional $40,000 for aggregate minimum exploration expenses of $60,000 on or before May 31, 2010. The Company will issue 1,000,000 shares of common stock to Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang”) upon completion of a phase I exploration program as authored by a competent geologist. The Company will pay to Jiujiang an annual royalty equal to three percent (3%) of net smelter returns.

Upon exercise of the option the Company agrees to pay Jiujiang commencing May 31, 2011 $25,000 per annum as prepayment of the Net Smelter Royalty for as long as the Company or its permitted assigns hold any interest in the Property. Failure to make the required annual payment will terminate the agreement. If the results of Phase 1 are unfavorable, the Company will terminate the option agreement and will not be obligated to make any subsequent payments.

Sierra has the right to acquire an additional 26% of the right, title and interest in the property by the payment of $25,000 and by incurring an additional $100,000 in exploration expenditures on the property on or before May 31, 2012.

During February 2010 the Company entered into two additional lease agreements for mineral leases.  Under these agreements the Company has committed $17,500 in non-refundable deposits, $10,000 in future payments to be made every nine months and $7,500 in future payments to be made annually as long as the lease is in force. Additionally, the Company as committed to spend a minimum of $100,000 over the first three years of the lease on exploration and property development.  The Company also has agreed to pay a total of 6% (3% for each lease) net smelter return production royalty which can be bought out for $2,000,000/ per cent NSR ($1,000,000 per lease) with approval and consent of the lessor.  If payments are in default for 30 days or the work commitment is not completed as agreed, the lessor must vacate the property immediately and settle all accounts related to the property.

The agreement and Option will expire on May 31, 2010, if the Company has not incurred exploration expenditures totaling a minimum of $60,000 on the Property. In addition, the option will terminate on May 31, 2011, and each succeeding May 31, if the Company has not paid Jiujiang $25,000 on or before that date

As part of the mining lease proposal for the Lucky Boy Silver Mine, the Company agreed to pay a $10,000 non-refundable lease payment and an additional $10,000 lease payment every nine months commencing on November 17, 2010, and every nine months thereafter as long as the lease is in force.  The Company deposited $50,000 in an escrow account to be drawn against invoices for work done on the property including access upgrading, exploration activities and geological expenses.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
February 28, 2010 and May 31, 2009

NOTE 7 – CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is subject to the consideration and risks of operating in the Peoples Republic of China (PRC). The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

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

The Company issued a total of 6,000,000 pre-split (90,000,000 post-split) shares of its restricted common stock to its directors for $6,000 as founder shares. (Note 4).

An officer of the Company advanced $10,000 to the Company in September, 2009 for operating capital. The officer agreed to forgive the repayment of the advance during the period ended February 28, 2010. The funds have been reported as contributed capital.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 21 that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Sierra Ventures Inc.”, “Sierra” “Lucky Boy Silver Corp.” and “Lucky Boy” mean Lucky Boy Silver Corp., unless otherwise indicated.

Our company is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

FOREIGN CURRENCY AND EXCHANGE RATES

Dollar costs of our property acquisition and planned exploration costs are in Chinese Yuan also known as Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US 1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US 0.13 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

The following analysis of the results of operations and financial condition of the corporation for the period ending February 28, 2010, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-q and in our annual report filed on form 10-k.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31.  On February 5, 2010, we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name to Lucky Boy Silver Corp.

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

Zhangjiafan Mining Property

On March 22, 2007, as amended May 15, 2009, we optioned a 25% interest in a gold exploration and mining property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, the beneficial owner of the property. The option allows us to acquire an interest in the property by making certain expenditures and carrying out exploration work. Under the terms of the agreement, Jiujiang granted to us the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement.

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

AG Properties

On February 8, 2010, Ken Liebscher, our President, Chief Executive Officer, signed a letter agreement with Monte Cristo Projects LLC and Alan Chambers, whereby Mr. Liebscher has agreed to acquire 38 unpatented BLM claims including those known as Silver Summit and Candelaria and two historic silver mine leases known as Lucky Boy Silver Mine and the Black Butte Silver Mine (the “AG Properties”), all located in Mineral County, State of Nevada.

In consideration for the claims, Mr. Liebscher has agreed to pay US$55,000 to Monte Cristo Projects LLC and issue 75,000 shares of common stock of our company to Monte Cristo Projects LLC and 75,000 shares of common stock of our company to Alan Chambers. On February 23, 2010, Mr. Liebscher assigned all of his right, title and interest in and to the letter agreement and the AG Properties to our company in consideration for $1.00.  Our company will carry out the obligations and take the benefit of the letter agreement.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the AG Properties, although no work plan has yet been formulated.  We are considering whether to continue exploration of the Zhangjiafan property to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin to complete the first phase of the work program and to complete and assess the results of the program.  The work was completed and the results are inconclusive.  We have not yet decided whether to retain that property.

We do not claim to have any ores or reserves whatsoever at this time on our optioned properties.

Phase I Exploration Program

We have now completed the field work associated with the first phase of the exploration plan of the Zhangjiafan property; results are inconclusive and we have not decided whether to retain this property.

Initially, we ran a grid over the entire property and reviewed maps of the results of past reported geological and geochemical programs correlating all past information to our grid; then we completed a geological survey to evaluate certain specific targets previously identified. Phase 1 established a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline and related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations were tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus was the search for gold. Results were inconclusive.  We are considering dropping this property.

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

The Vendor of the Zhangjiafan property holds the mining rights to the claims which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event it were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Jiujiang has granted us an option to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if it were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Jiujiang would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against the vendor in the situations described, there is a question as to whether that recourse would have specific value.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production.

We have not yet commenced exploration of the AG Properties; it will take financing which we have not yet raised in order to put an exploration program into effect.

Results of Operations

Our comparative periods for the period ended February 28, 2010 and 2009 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to February 28, 2010, was $285,000 as proceeds received from sales of our common stock.

Revenues

We did not generate any revenues from operations for the quarter ended February 28, 2010, nor for the similar quarter in 2009. To date, we have not generated any revenues from our exploration business.

Expenses

The table below shows our operating results for the three month and six month periods ended February 28, 2010 and 2009.

	Three Months Ended February 28, 2010	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009
Professional fees	147,162	11,352	149,765	14,988
Communications	-	2,190	-	6,783
Office	1,135	5,034	1,633	9,614
Travel, entertainment & public relations	2,705	3,182	6,914	6,174
Exploration of resource property	-	-	-	-
Transfer agent	3,542	460	4,542	4,460
Registration & filing fees	102	-	1,420	-
Contributed administrative support	-	-	-	-
Total expenses	154,646	22,218	164,274	42,019

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

PROFESSIONAL FEES: From inception on October 19, 2006, we have incurred $176,299 in professional fees mainly on legal and accounting matters. This cost category varies depending on legal and accounting requirements.

COMMUNICATIONS EXPENSES:  For the period October 19, 2006 (inception), through February 28, 2010, a total of $16,599 has been spent on communication costs related to our business. Communications costs dropped in the quarter under review as a result of reduced activity and communications with persons, representatives and corporations in China.

OFFICE EXPENSES:  For the period October 19, 2006 (inception), through February 28, 2010, a total of $20,782 has been spent on office related expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES:  For the period October 19, 2006 (inception), through February 28, 2010, a total of $15,134 has been spent on this category.

EXPLORATION OF RESOURCE PROPERTIES:  A total of $30,000 has been incurred from inception on October 19, 2006 to February 28, 2010for this expense item. This category will vary depending on our exploration activities and acquisitions.

TRANSFER AGENT FEES AND RELATED EXPENSES:  A total of $9,602 has been incurred from inception on October 19, 2006, to February 28, 2010, for transfer agent fees and related expenses.

REGISTRATION AND FILING FEES: A total of $8,891 has been incurred from inception on October 19, 2006, to February 28, 2010, for registration and filing fees.

CONTRIBUTED EXPENSES:  All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

We believe we cannot satisfy our cash requirements for the current fiscal year end of May 31, 2010 with available cash on hand and will have to seek additional financing immediately.

For the balance of the current fiscal year to May 31, 2010, we will concentrate our efforts on the securing of additional financing to be able to carry out an exploration program on the AG Properties. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with Phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010-2011. Management projects that we will require up to $150,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

Operating expenses	$60,000
Exploration program	70,000
Working Capital	20,000
Total	$150,000

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

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2010, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of February 28, 2010, we had $81,522 in unallocated working capital.

	February 28	May 31
	2010	2009
Current Assets	$81,552	$5,351
Current Liabilities	-	3,325
Working Capital	$$81,522	$2,026

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2010	2009
Net cash provided in operating activities	$(49,199)	$(54,753)
Net cash provided by investing activities	(55,000)	-
Net cash provided by financing activities	180,000	-
Net increase (decrease) in cash	$75,801	$(54,753)

Net cash provided in operating activities

Net cash provided by operating activities from inception on October 19, 2006, to February 28, was $(158,907).  This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash provided by investing activities

Net cash provided by investing activities from inception on October 19, 2006, to February 28, 2010, was $(55,000) as a result of the purchase of additional mining claims during the quarter ended February 28, 2010.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to February 28, 2010, was $295,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2010. Although inflation is moderately higher than it was during 2009 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

ITEM 4(T). CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the lack of adequate segregation of duties, a sound internal control structure and lack of audit committee.  The Company has plans to address these material weaknesses as the Company’s capital position and profitably improve.  The disclosure controls and procedures are controls and procedures to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

During the quarter ended February 28, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Associated with our Company, Financial Condition and Business Model

1. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $277,457. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find a profitable exploration property;
●	our ability to generate revenues; and
●	our ability to reduce exploration costs.

2. We have no known mineral reserves and we may not find any gold or if we find gold it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find minerals or precious metals in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any minerals or precious metals is recoverable, we do not know that this can be done at a profit. Failure to locate minerals or precious metals in economically recoverable quantities will cause us to suspend operations.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
●	Availability and costs of financing;
●	Ongoing costs of production;
●	Market prices for the products to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

4. Good title to the Zhangjiafan property is registered in the name of another person. In order to exercise its rights under the option agreement we must incur certain exploration costs and make royalty payments. Failure by us to incur the exploration expenditures or to make the royalty payments will result in forfeiture of our right to acquire a 25% interest in the property.

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

Under the terms of the option agreement, we have the right to acquire a 25% interest in the right and title to the Zhangjiafan property upon incurring exploration expenses on the property of a minimum of $20,000 by May 31, 2009, such payment having been made, incurring additional exploration expenses in the amount of $40,000 by May 31, 2010, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2011. Failure by us to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property.

5. Management will devote only a limited amount of time to our business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

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

2. The Chinese legal system is different from the U.S. justice system. Most of the material agreements to which we or our affiliates are party or will be party in the future with respect to mining assets in the PRC are expected to be governed by Chinese law and some may be with Chinese governmental entities. The Chinese legal system embodies uncertainties that could limit the legal protection available to us and our shareholders. The outcome of any litigation may be more uncertain than usual because: (i) the experience of the Chinese judiciary is relatively limited, and (ii) the interpretation of China’s laws may be subject to policy changes reflecting domestic political changes.

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

Effective January 10, 2010 we entered into a subscription agreement with an offshore investors whereby we issued an aggregate of 375,000 shares of common stock, at a purchase price of $0.40 per share, in a non-brokered private placement. The offer and sale of the shares occurred outside of the United States.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Name Change

On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”  The name change was effective on the OTC Bulletin Board at the open of business on March 31, 2010. Our new symbol is LUCB and our new CUSIP is 549517 100.

Letter Agreement

On February 8, 2010, Ken Liebscher, our President, Chief Executive Officer, signed a letter agreement with Monte Cristo Projects LLC and Alan Chambers, whereby Mr. Liebscher has agreed to acquire 38 unpatented BLM claims including those known as Silver Summit and Candelaria and two historic silver mine leases known as Lucky Boy Silver Mine and the Black Butte Silver Mine (the “AG Properties”), all located in Mineral County, State of Nevada.

In consideration for the claims, Mr. Liebscher has agreed to pay US$55,000 to Monte Cristo Projects LLC and issue 75,000 shares of common stock of our company to Monte Cristo Projects LLC and 75,000 shares of common stock of our company to Alan Chambers.

On February 23, 2010, Mr. Liebscher assigned all of his right, title and interest in and to the letter agreement and the AG Properties to our company in consideration for $1.00.  Our company will carry out the obligations and take the benefit of the letter agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation attached as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws attached as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Amendment to Articles filed with the WY Secretary of State on February 5, 2010 attached as an exhibit to our Form 8-K filed on ♦
3.4	Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 attached as an exhibit to our Form 8-K filed on ♦
10.1	Option to Purchase and Royalty Agreement dated March 22, 2007 with Jiujiang Gao Feng Mining Industry Limited Company attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan attached as an exhibit to our Form S-1/A filed on January 14, 2009
10.4
First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15 2009 attached as an exhibit to our Form 10-K filed on September 8, 2009

10.5	Form of Private Placement subscription agreement attached as an exhibit to our Form 8-K filed on December 31, 2009
10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers attached as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher attached as an exhibit to our current report on Form 8-K filed on March 1, 2010
14.1	Code of Ethics attached as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY BOY SILVER CORP.
(Registrant)

Date: April 19, 2010

By:	/S/ KENNETH B. LIEBSCHER	By:	/S/ DR. FORTUNATO VILLAMAGNA
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer