Form 10-K
period 2010-05-31
Lucky Boy Silver Corp.
filed 2010-09-14
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended May 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-53284

LUCKY BOY SILVER CORP.

(Exact name of registrant as specified in its charter)

Wyoming	26-0665441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5466 Canvasback Rd.,
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 839-4029

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act                                                            Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act                                                               Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                            Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.                                                                                                                                                                   Yes ☐    No ☐ Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                    Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

50,025,000 common shares at $0.0033* = $165,082.50 (*the opening bid of $0.0033 ($0.05 pre-split) on May 29, 2009, which is the first quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “LUCB”))

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 140,590,000 common shares issued and outstanding as of August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may”, “should”, “plan”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

●	Our future exploration programs and results,

●	Our future capital expenditures, and

●	Our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including

●	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;

●	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration activities;

●	risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our limited history;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	the risks in the section entitled “Risk Factors”,

any of which may cause our  company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our” and “Lucky Boy” mean Lucky Boy Silver Corp. unless otherwise indicated.

GLOSSARY OF EXPLORATION TERMS

The following terms, when used in this report, have the respective meanings specified below:

Amortization - The gradual and systematic writing off of a balance in an account over an appropriate period.

Amphibolite - A gneiss or schist largely made up of amphibole and plagioclase minerals.

Anomaly - Any departure from the norm which may indicate the presence of mineralization in the underlying bedrock.

Assay - A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Assessment work - The amount of work, specified by mining law, that must be performed each year in order to retain legal control of mining claims.

Base metal - Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Bedding - The arrangement of sedimentary rocks in layers.

Biotite - A platy magnesium-iron mica, common in igneous rocks.

Chalcopyrite - A sulphide mineral of copper and iron; the most important ore mineral of copper.

Chip sample - A method of sampling a rock exposure whereby a regular series of small chips of rock is broken off along a line across the face.

Claim - A portion of land held either by a prospector or a mining company. In Canada, the common size is 1,320 ft. (about 400 m) square, or 40 acres (about 16 ha).

Clay - A fine-grained material composed of hydrous aluminum silicates.

Cleavage - The tendency of a mineral to split along crystallographic planes.

Contact - A geological term used to describe the line or plane along which two different rock formations meet.

Contact metamorphism - Metamorphism of country rocks adjacent to an intrusion, caused by heat from the intrusion.

Country rock - Loosely used to describe the general mass of rock adjacent to an orebody. Also known as the host rock.

Crosscut - A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

Development - Underground work carried out for the purpose of opening up a mineral deposit. Includes shaft sinking, crosscutting, drifting and raising.

Diorite - An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.

Drift - A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

Exploration - Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.

Face - The end of a drift, crosscut or stope in which work is taking place.

Felsic - Term used to describe light-colored rocks containing feldspar, feldspathoids and silica.

Fracture - A break in the rock, the opening of which allows mineral-bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Geochemistry - The study of the chemical properties of rocks.

Geology - The science concerned with the study of the rocks which compose the Earth.

Gneiss - A layered or banded crystalline metamorphic rock, the grains of which are aligned or elongated into a roughly parallel arrangement.

Greenstone belt - An area underlain by metamorphosed volcanic and sedimentary rocks, usually in a continental shield.

Host rock - The rock surrounding an ore deposit.

Igneous rocks - Rocks formed by the solidification of molten material from far below the earth’s surface.

Intrusive - A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lava - A general name for the molten rock ejected by volcanoes.

Lens - Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

Limestone - A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Lode - A mineral deposit in solid rock.

Mafic - Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

Magma - The molten material deep in the Earth from which rocks are formed.

Magnetic survey - A geophysical survey that measures the intensity of the Earth’s magnetic field.

Metamorphic rocks - Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

Metamorphism - The process by which the form or structure of rocks is changed by heat and pressure.

Mineral - A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Net smelter return - A share of the net revenues generated from the sale of metal produced by a mine.

Option - An agreement to purchase a property reached between the property vendor and some other party who wishes to explore the property further.

Ore - A mixture of ore minerals and gangue from which at least one of the metals can be extracted at a profit.

Orebody - A natural concentration of valuable material that can be extracted and sold at a profit.

Outcrop - An exposure of rock or mineral deposit that can be seen on surface, that is, not covered by soil or water.

Plug - A common name for a small offshoot from a large body of molten rock.

Plutonic - Refers to rocks of igneous origin that have come from great depth.

Pyrite - A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as “fool’s gold”.

Pyrrhotite - A bronze-colored, magnetic iron sulphide mineral.

Quartz - Common rock-forming mineral consisting of silicon and oxygen.

Quartzite - A metamorphic rock formed by the transformation of a sandstone by heat and pressure.

Reclamation - The restoration of a site after mining or exploration activity is completed.

Resource - The calculated amount of material in a mineral deposit, based on limited drill information.

Rock - Any natural combination of minerals; part of the earth’s crust.

Royalty - An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

Sample - A small portion of rock or a mineral deposit taken so that the metal content can be determined by assaying.

Sampling - Selecting a fractional but representative part of a mineral deposit for analysis.

Sandstone - A sedimentary rock consisting of grains of sand cemented together.

Schist - A foliated metamorphic rock the grains of which have a roughly parallel arrangement; generally developed by shearing.

Sedimentary rocks - Secondary rocks formed from material derived from other rocks and laid down under water. Examples are limestone, shale and sandstone.

Shaft - A vertical or inclined excavation in rock for the purpose of providing access to an orebody. Usually equipped with a hoist at the top, which lowers and raises a conveyance for handling workers and materials.

Shale - Sedimentary rock formed by the consolidation of mud or silt.

Shear or shearing - The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Shear zone - A zone in which shearing has occurred on a large scale.

Silica - Silicon dioxide. Quartz is a common example.

Siliceous - A rock containing an abundance of quartz.

Sill - An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.

Silt - Muddy deposits of fine sediment usually found on the bottoms of lakes.

Spot price - Current delivery price of a commodity traded in the spot market.

Stope - An excavation in a mine from which ore is, or has been, extracted.

Strike - The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.

Sulphide - A compound of sulphur and some other element.

Trench - A long, narrow excavation dug through overburden, or blasted out of rock, to expose a vein or ore structure.

Tuff - Rock composed of fine volcanic ash.

Vein - A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.

Volcanic rocks - Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano.

Zone - An area of distinct mineralization.

PART I

Item 1.  Business.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent’s office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 5466 Canvasback Rd., Blaine, Washington 98230. Our telephone number is (702) 839-4029. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”  We changed the name of our company to better reflect the direction and business of our company.

We are a start-up, exploration stage company engaged in the search for gold, silver and related minerals. Our mineral properties are without known reserves and our proposed program is explanatory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Effective April 6, 2010, we conducted a 15:1 forward stock split of our common stock. The split was approved by FINRA for taking effect on the OTC-BB at the open of business on March 31, 2010. The transfer agent effected the forward split on their records as of April 6, 2010. Our statements of stockholder’s equity have been retroactively restated to reflect the split.

Our Current Business – Mineral Exploration

On March 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China, 13 kilometres northwest of Dexing City which is approximately 8 hours by aircraft and ground transportation west of Shanghai by entering into an Option to Purchase and Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China (“Jiujiang”), the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out exploration work. Work commenced on the phase I exploration program on our optioned Zhangjiafan mineral property on April 27 and concluded on June 04, 2009. Our portion of the phase I geological exploration program on the property cost $30,000 (paid) (25% of the totally budgeted cost of $120,000) which was a reflection of local costs for the specified type of work. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and costs of operation. At the completion of the field work on this property, management has determined that further expenditures or issuance of stock for this property is not in the best interest of the Company and the project has been abandoned.

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

During the year ended May 31, 2010, the Company issued for cash 425,000 pre-split (6,375,000 post-split) shares of its par value $0.001 common stock for $170,000.  In addition, the Company issued 150,000 post-split shares of common stock for the mining claims including those known as Silver Summit and Candelaria, as well as two historic formerly producing mines, the Black Butte and Lucky Boy Silver Mines located in Mineral County, Nevada. These shares were valued at $0.40 per share based on the recent cash sale price.

On January 24, 2010 the Company issued 290,000 and 150,000 (10,000 per-split) shares of the Company’s common stock to a consultant and two board members for services provided to the Company. The shares were valued at $0.40 per share based on the recent cash sales price.  The Company recorded $120,000 of expense in professional fees.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to abandon exploration of the Zhangjiafan property and proceed with exploration on the Black Butte and Lucky Boy projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

We do not have any ores or reserves whatsoever at this time on our optioned property or other mineral properties.

Gao Fenglin, Senior Engineer, originally recommended a two-phase exploration program for the Zhangjiafan property to properly evaluate the potential of the property. However, management has determined that further exploration on this property is not warranted.

During February 2010 the Company entered into two additional lease agreements for mineral leases located in the Mineral County, Nevada, including the Black Butte and Lucky Boy projects. Under these agreements the Company has committed $17,500 in non-refundable upfront lease payments, $10,000 in future payments to be made every nine months and $7,500 in future payments to be made annually as long as the lease is in force. Additionally, the Company has committed to spend a minimum of $100,000 over the first three years of the lease on exploration and property development.  The Company also has agreed to pay a total of 3% for each lease net smelter return production royalty which can be bought out for $2,000,000/ per cent NSR ($1,000,000 per lease) with approval and consent of the lessor.  If payments are in default for 30 days or the work commitment is not completed as agreed, the lessor must vacate the property immediately and settle all accounts related to the property.

Our business plan for the Black Butte and Lucky Boy projects is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project is not recommended while further exploration on the Black Butte project is justified. We are not ready to abandon the Lucky Boy project at this point.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

Any operations at the our mineral properties will be subject to various federal and state laws and regulations in the United States and laws and regulations in China which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States and in China.

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at our mineral properties may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our mineral properties or surrounding areas.

Employees

At present, we have no employees.  We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers are not presently compensated for their services and do not have an employment agreement with us.

Item 1A  Risk Factors

Risks Associated with our Business

We are an exploration stage company, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated in the State of Wyoming on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $377,696. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find a profitable exploration property;

●	our ability to generate revenues; and

●	our ability to reduce exploration costs.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky.  We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property.  Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

We have no known mineral reserves and we may not find any gold or silver if we find gold or silver it may not be in economic quantities. If we fail to find any gold or silver or if we are unable to find gold or silver in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold or silver, it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold or silver in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold or silver is recoverable, we do not know that this can be done at a profit. Failure to locate gold or silver in economically recoverable quantities will cause us to suspend operations.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

We may be adversely affected by fluctuations in ore and precious metal prices.

The value and price of our shares of common stock, our financial results, and our exploration, development and mining activities, if any, may be significantly adversely affected by declines in the price of precious metals and ore.  Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

The prices used in making resource estimates for mineral projects are disclosed, and generally use significantly lower metal prices than daily metals prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated resource quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated resource quantities, or it may result in a significant change in the amount of resources.

Transportation difficulties and weather interruptions may affect and delay proposed mining operations and impact our proposed business.

Our mineral properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow in the winter, which could at times hamper accessibility depending on the winter season precipitation levels. As a result, our exploration plans could be delayed for several months each year.

Supplies needed for exploration may not always be available.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our proposed business plans.

Management will devote only a limited amount of time to Lucky Boy’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

Mr. Kenneth B. Liebscher will be devoting approximately 20 hours per week to Lucky Boy’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

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

We require substantial funds merely to determine if mineral reserves exist on our mineral properties.

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

Risks Associated with our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

No shares of our common stock have been traded on the OTC Bulletin Board. As a result, our stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. This severely limits the liquidity of shares of our common stock and has a material adverse effect on the market price for shares of our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell shares of our common stock that they have purchased and may lose all of their investment.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price.  This may never happen and investors may lose all of their investment in our company.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 500,000,000 shares of common stock, of which 140,465,000 shares are issued and outstanding as of May 31, 2010. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock.  If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  As a result, our business may suffer, and not be successful and we may go out of business.  We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Our stock is a penny stock.  Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Risks Related to our Financial Results and Need for Additional Financing

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $264,513 and $51,056, respectively, for the fiscal years ended May 31, 2010 and 2009. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, exploration and development efforts.

In addition to our current accumulated deficit, we expect to incur additional losses in the foreseeable future. Until we are able to determine if there are mineral deposits available for extraction on our properties, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our exploration and development activities. There is no assurance that we will not incur additional and unplanned expenses during our continuing exploration and development activities. When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone the exploration, development and research of our properties, and as a result, we might be required to diminish or suspend our business plans. These delays in development would have an adverse effect on our ability to generate revenues and could require us to possibly cease operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We are incurring increased costs as a result of being a publicly-traded company.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs and/or whether we will be able to raise the funds necessary to meet the cash requirements for these costs.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations.  We have never had significant operations and have no significant assets.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history and is in the exploration stage.  The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2  Properties.

Principal Office

Our principal office is located at 5466 Canvasback Rd., Blaine, Washington 98230. Our telephone number is (702) 849-4029. Our principal office is provided by our officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs. On January 1, 2010 we entered into an office rent agreement at $400 per month for office space in Nevada. The term of the agreement is on a month by month basis starting from January 1, 2010.

Our Mineral Properties

The Black Butte and Lucky Boy Projects

On February 8, 2010, we acquired 38 unpatented BLM claims including those known as Silver Summit and Candelaria and 2 historic silver mine leases (“Ag Properties”) known as Lucky Boy Silver Mine and the Black Butte Silver Mine. As part of the mining lease proposal for the Lucky Boy Silver Mine, the Company agreed to pay a $10,000 non-refundable lease payment and an additional $10,000 lease payment every nine months commencing on November 17, 2010, and every nine months thereafter as long as the lease is in force.  The Company deposited $50,000 in an escrow account to be drawn against invoices for work done on the property including access upgrading, exploration activities and geological expenses.

These mineral properties are without known reserves and the proposed program is explanatory in nature.

Location and Means and Access

We have acquired an interest in the Black Butte and Lucky Boy projects in the Mineral County, Nevada.  Black Butte is in T7N/R34E sections 25 and 26 and the Lucky Boy Project is located in T7N/R30E sections 17, 18, 19, 20; T7N/R29E sections 13 and 24 (See Figure 1 below).

Independence Trend
Midas
Dee
Sandman
Winnemucca
Wells
Hycroft
Elko
Carlin
Florida Canyon
Battle Mountain
Rain
Carlin Trend
Spring Valley
Pipeline
Kinsley Mountain
Battle Mountain - Eureka Trend
Tonkin
Bald Mountain
RENO
Eureka
Lucky Boy
Ely
Robinson
Manhattan
Black Butte
Aurora
Tonopah
Walker Lane Mineral Belt
Goldfield
Beatty
LAS VEGAS
Laughlin
0 25 50 100 150
Miles

Figure 1: Black Butte and Lucky Boy Location Map

Black Butte

The Black Butte Project is approximately 30 miles east of Hawthorne on the east flank of Black Dyke Mountain at the eastern end of the Garfield Hills.  The project can be reached by traveling 29.5 miles east on U.S. Highway 95 to a well-graded dirt road into the project area.  Further access by vehicle is limited to several steep, primitive 4-wheel drive tracks.

The land position initially consisted of the Black Butte unpatented lode mining claims (Table 1 and Figure 2).  Additional lode claims (BB-1 to 4) were staked on May 1, 2010 to cover the interpreted extensions of the mineralized zone.  The new claims have not been cornered or filed.

Lucky Boy

The Lucky Boy Project area is approximately 4.5 miles southwest of Hawthorne, Nevada (the county seat of Mineral County) on the east flank of the Wassuk Range.  The claims can be reached by traveling south on Nevada State Highway 359 then southwest on the Lucky Boy Pass Road.  Access is good via graded dirt road and numerous 4-wheel drive roads and tracks.

The land position is comprised of 14 patented mining claims covering 217 acres and 1160 acres of fee simple land that includes surface and mineral rights (Table 1 and Figure 3).  Land tenure was investigated in the Mineral County Courthouse to verify ownership.  Ellen Blair is the property tax payer and owner of record.  Minor partial subdivision of the Ruby and Florence patented mining claims was noted.  Thomas Erwin (attorney-Erwin and Thompson, LLC) reviewed the validity of the patented mining claims with the Bureau of Land Management and verified that all patents are complete.

Owner/Claimant	Claim Name	Land Tenure	Tenure Number
Ellen Blair		Fee Simple Surface and Mineral	006-420-12&13/006-430-008
Ellen Blair	Fraction No. 1	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Tiffany	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Mt. King	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Lucky Boy No. 5	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Sidehill	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Lucky Boy No. 3	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Lucky Boy No. 1	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Lucky Boy No. 4	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Otis	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Sunnyside	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Oregon	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Colorado	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Ruby	Patented Lode Mining Claim	USMS 4484 - Patent 91513
Ellen Blair	Florence	Patented Lode Mining Claim	USMS 4484 - Patent 91513
G. L. Buffington	Black Butte	Unpatented Lode Mining Claim	NMC 95801
G. L. Buffington	Black Butte #1	Unpatented Lode Mining Claim	NMC 95802
G. L. Buffington	Black Butte #2	Unpatented Lode Mining Claim	NMC 95803
G. L. Buffington	Black Butte #3	Unpatented Lode Mining Claim	NMC 95804
Lucky Boy Silver Corp.	BB-1	Unpatented Lode Mining Claim	Not Yet Filed
Lucky Boy Silver Corp.	BB-3	Unpatented Lode Mining Claim	Not Yet Filed
Lucky Boy Silver Corp.	BB-2	Unpatented Lode Mining Claim	Not Yet Filed
Lucky Boy Silver Corp.	BB-4	Unpatented Lode Mining Claim	Not Yet Filed
Table 1: Black Butte and Lucky Boy Land Description

The claims held by Ellen Blair are valid until October 31, 2010, by which date she must pay property tax. Our lease with respect to those claims is valid until October 31, 2010. The claims Black Butte, Black Butte #1 to #3, BB-1 to BB-6 are valid until September 1, 2011.

RENO
Hawthorne
Black
Butte
Claims
Lucky Boy
Silver Property
LAS VEGAS
Black
Butte
Claimblock
BB-1
BB-2
BB-3
BB-4
Black Butte
Black Butte #1
Black Butte #2
Black Butte #3
N
S
E
W
0
500
1,000
2,000
3,000
Feet

Figure 2: Black Butte Project Land Map

RENO
Hawthorne
Black
Butte
Claims
Lucky Boy
Silver Property
LAS VEGAS
Fee Surface and Minerals
Mt. King
Lucky Boy No. 5
Lucky Boy No. 3
Sunnyside
Colorado
Oregon
Ruby
Florence
N
S
E
W
0
500
1,000
2,000
3,000
4,000
5,000
Feet

Figure 3: Lucky Boy Project Land Map

GEOLOGY

Regional Geology

The Black Butte and Lucky Boy project areas are located in the Walker Lane Mineral Belt in western Nevada (Figure 1).  Rocks in the region encompassing the project areas range from Triassic age sediments to recent alluvium filling the basins.  The western side of the region is dominated by Cretaceous age intrusive rocks forming the Wassuk Range.

The Walker Lane is a major northwest-southeast-trending fault zone which displays right lateral movement that ranges from 30 to 40 miles in its central portion, and hosts a variety of precious metal and base metal mineral deposits (as well as geothermal activity) along its length.  Late Cenozoic faults of the central Walker Lane form a complex array of variably oriented structures characterized by coeval strike-slip and dip-slip motions.

The rock formations for the project areas fit into the regional setting described for Mineral County (Figure 6, and Ross, 1961):

“About 30,000 feet of structurally complex calcareous, clastic, and volcanic rocks of Triassic and Jurassic age exposed in the central part of the county are flanked on the south by a few thousand feet of calcareous and clastic rocks of Cambrian, Ordovician, and Permian age.  Intrusive into this sequence are granitic rocks, chiefly quartz monzonite, which are probably satellitic to the composite Sierra Nevada Batholith of Cretaceous age.”

Black Butte Project Geology

The Black Butte Project area lithology is mapped as Triassic Excelsior Formation which is summarized as a sequence of felsic volcanic rocks, clastic rocks, and tuffs (Figure 7).  To the south of the project area the Excelsior is in fault contact with the Triassic Luning Formation described as a sequence of limestone, dolomite, and shale.

Lucky Boy Project Geology

The Lucky Boy Project area lies along a fault zone which has Triassic Excelsior Formation to the south against Cretaceous granite to the north (Figure 10).  Although alteration and mineralization appears to be primarily skarn-type (most likely related to some phase of the major intrusive that comprises the surrounding Wassuk Range) most of the major contacts noted during field reconnaissance are faults.

Figure 4: Photo Looking northeast along Excelsior/Granite Fault Contact

Hawthorne
Luning
Lucky Boy
Project Area
Black Butte
Claim Block
May 2010
Mina
N
W
E
S
2.5
5
10
Miles

Figure 5: Black Butte and Lucky Boy Projects Regional Geologic Map

Figure 6: Legend for all Geological Maps

BM X 4474
JEEP
4600
4481
26
25
TRe
Qal
Multiphase
Sulfide-Bearing
Quartz Vein
Pervasive
Strong
Iron Oxide
Calcite
Veining
TRe
4500
4530
Graves
N
W
E
S
TRl
TRl
0
500
1,000
2,000
Feet
4712
5200
Kgr

Figure 7: Black Butte Project Geology Map

Figure 8: Looking west at Black Butte Project Area

Figure 9: Looking at Black Butte Vein Zone

Kgr
TRex1
Woodward Shaft
Spence Shaft
Hubbard Shaft
Miller Tunnel Surface Trace
Qal
Lucky Boy
Project Area
TRex1
Qal
N
W
E
S
0 500 1,000 2,000
Feet
Kgr

Figure 10: Lucky Boy Project Geology Map

MINERALIZATION

Black Butte Project Mineralization

No historical data was found for the Black Butte Project area.  There are at least four adits that collar on the vein and drive along the strike.  These adits appear to be interconnected by raises and winzes.  The lowermost adit (near samples LBR-14 and 21, Figure 11) has power and lights behind a locked door which services the seismograph equipment located within.

The mineralization is a quartz vein zone trending northeast-southwest and exposed at the surface for approximately 800 feet in a series of adits and prospect pits (Figure 7, Figure 8, and Figure 9).  To the northeast the vein appears to go under alluvial cover.  Going to the southwest along the strike of the vein the hill becomes higher and beyond the last exposed part of the vein strong, pervasive zones of iron oxidation are much more prominent as well as a zone of carbonate alteration (calcite veining).  These alteration zones are typical of the uppermost extent of the alteration associated with an epithermal quartz vein system.

The vein zone is poly-phase, with multiple bands of silica that are sulfide bearing.  The vein zone is from two to ten feet wide; within the wider parts of the zone there are distinct anastomosing quartz veins separated by orange and brown clay/gouge (frontispiece-note pencil for scale).  Sulfides of iron, copper, lead, and silver were obvious on some of the dumps.

Gold values along the vein are anomalous (2.59, 3.4, and 6.22 ppm gold) to strongly anomalous (46.7 ppm gold) (Figure 12).  The 46.7 ppm gold (1.36 opt) sample was a 10 inch channel sample across the quartz vein.  Most of the higher grade gold values appear to be in the quartz; however the clay/gouge within the vein zone between the quartz does also carry some lesser gold values.

Silver values along the vein are also highly anomalous (316, 403, 630, 684 ppm silver) (Figure 13).  The silver is highly correlative to the gold.  Overall the system appears to be silver dominant with silver to gold ratio equal to 43:1.

Lead, copper, and zinc values are also anomalous; as might be expected in a silver dominated epithermal vein system (Figure 14 and Table 2).

Black Butte Rock Geochemical Summary
	Gold ppm	Silver ppm	Lead ppm	Copper ppm	Zinc ppm
High	46.7 (1.36 opt)	684 (19.94 opt)	43,000 (4.3%)	9,590	2,120
Low	0.098	3.3	31	177	170
Average	5.525 (0.161 opt)	204.4	9,529	1,916	707
No. Samples	11	11	11	11	11
Lucky Boy Rock Geochemical Summary
High	0.663	630 (18.4 opt)	19,150 (1.9%)	2,550	412
Low	<0.005	<0.5	7	14	19
Average	0.061	87.7	3,531	354	125
No. Samples	12	12	12	12	12

Table 2: Black Butte and Lucky Boy Geochemical Summary Table

Legend
Sample Location
Black Butte Claim Block May 2010
LBR-22
LBR-23
LBR-15
LBR-14
LBR-16
LBR-21
LBR-17
LBR-13
LBR-18
LBR-20
LBR-19
26
25
JEEP
4800
5800
5400
5200
4500
4530
4712
4600
Graves
Gravel Pit
BM X 4474
4481
4WD
N
E
S
W
0 250 500 1,000 1,500
Feet

Figure 11: Black Butte Rock Sample Location Map

Legend
> 5.0 ppm
1.0 - 5.0
0.005 - 0.99
Less Than Detection
Black Butte Claim Block May 2010
26
4800
5916
Black Butte Mine
0.150
3.400 (0.1 opt)
46.7 (1.36 opt)
0.203
0.098
0.216
0.902
0.106
6.22
(0.18 opt)
0.197
2.590
N
S
E
W
0
250
500
1,000
Feet

Figure 12: Black Butte Gold in Rock Map

Legend
Ag_ppm_ME_ICP61
> 340 (10 opt Ag)
34 - 340
0.5 - 33.9
Less Than Detection
Black Butte Claim Block May 2010
26
4800
5916
5000
Black Butte
Mine
4.4
79.3 (2.3 opt Ag)
9.0
10.8
630.0
(18.4 opt Ag)
89.0 (2.6 opt Ag)
3.3
19.2
316.0 (9.2 opt Ag)
403.0
(11.75 opt Ag)
684.0 (19.94 opt Ag)
N
S
E
W
0 250 500 1,000
Feet

Figure 13: Black Butte Silver in Rock Map

Legend
Pb_ppm_ME_ICP61
5001 - 43000
2501 - 5000
1001 - 2500
7 - 1000
Black Butte Claim Block May 2010
26
4800
23,100
(2.31%)
387
11,800
(1.18%)
799
683
Black Butte
Mine
354
412
31
3,850
20,400
(2.04 %)
43,000
(4.3%)
5916
N
W
E
S
0
250
500
1,000
Feet

Figure 14: Black Butte Lead in Rock

Lucky Boy Project Mineralization

Lucky Boy was discovered in 1906 by Guy E. Pritchard while he was working on the Lucky Boy Pass Road.  Ross (1961) reported at least $1,000,000 in silver, gold, and lead with the last significant production from 1938-1942.  Reported workings include the Hubbard Shaft (1,500 feet deep inclined 70° south), the Woodward Shaft (470 feet deep inclined 70° south) and the Spence Shaft (470 feet deep inclined 70° south) all shown on Figure 10.  The Miller Tunnel is reported to be 6,700 feet long and connects to all three shafts.  A total of 16,000 feet of underground workings are reported (NBMG, 1941).

The historic workings developed a one to eight foot vein striking N85°E and dipping 70-85° south.  Bodies of skarn are described along a fault controlled contact between limestone and intrusive with ore lenses raking steeply west.  Ore minerals reported were tetrahedrite, chalcopyrite, galena, azurite, and malachite.

Historical data from the Nevada Bureau of Mines and Geology archives showed two evaluations:
●	Evans (probably for Freeport Minerals) NBMG, 1941
●	Babcock Prospect Report NBMG, 1953

Mineralization is contact skarn apparently along faults juxtaposing the Cretaceous intrusive rocks and Triassic Excelsior Formation limestone (Figure 10).  Historical descriptions support this idea as well.  Field observations did note some coarse recrystallization of limestone as well as widespread chloritization and epidote.

Evans reviewed the underground workings in 1941 (NBMG, 1941).  His evaluation of the historic workings and the ore remaining in the workings resulted in a recommendation that no further work be done.  Sampling adjacent to the historic workings supported the early descriptions of silver and lead mineralization (Figure 15 to Figure 18).

Sampling of the prospects and dumps outside the historic Hubbard, Spence, and Woodward Shaft areas returned low value results except for LBR-09 along the western end of the property which gave 0.663 ppm gold (0.019 oz Au/ton) gold and 630 ppm silver (18.4 oz Ag/ton) from a selected dump sample (Figure 16 and Figure 17).  The sample also was high in epidote and could be indicative of additional skarn targets in this part of the property.

Alan Chambers reported getting visible gold from gravels where Little Squaw Creek comes out of the mountain range (samples LBR-05 and LBR-08, Figure 15).  Additionally he described seeing gold in quartz veins exposed in a cut near this locale along the north edge of the canyon.  Historical reports (NBMG, 1955) also described the quartz veins as galena bearing.

Samples LBR-05 and -08 were composite samples collected from the stream gravels (Figure 15).  The samples were analyzed using a fire-screen process; a protocol developed by ALS Minerals to identify metallic gold.  No gold was found.

Legend
Geochem Sample Location
Fee Surface and Minerals
Lucky Boy Patents
LBR-01
LBR-02
LBR-03
LBR-04
LBR-05
LBR-06
LBR-07
LBR-08
LBR-09
LBR-10
LBR-11
LBR-12
Lucky Boy
N
S
E
W
0 500 1,000 2,000
Feet

Figure 15: Lucky Boy Rock Sample Location Map

Legend
Au_ppm_all
> 5.0 ppm
1.0 - 5.0
0.005 - 0.99
Less Than Detection
Fee Surface and Minerals
Lucky Boy Patents
>0.005
>0.005
>0.005
>0.005
0.006
0.003
0.024
0.663
>0.005
0.010
0.008
0.007
Lucky Boy Mine
Creek
Canyon
Little
N
W
E
S
0
500
1,000
2,000
Feet

Figure 16: Lucky Boy Gold in Rock Map

Legend
Ag_ppm_ME_ICP61
> 340 (10 opt Ag)
34 - 340
0.5 - 33.9
Less Than Detection
Fee Surface and Minerals
Lucky Boy Patents
19.2
630.0 (18.7 opt Ag)
63.4 (1.85 opt Ag)
2.6
0.6
0.5
145.0
(4.23 opt Ag)
190.0 (5.54 opt Ag)
0.9
>0.5
>0.5
>0.5
Lucky Boy
Creek
Canyon
Little
17
18
19
20
24
N
S
E
W
0 500 1,000 2,000
Feet

Figure 17: Lucky Boy Silver in Rock Map

Legend
Pb_ppm_ME_ICP61
5001 - 43000
2501 - 5000
1001 - 2500
7 - 1000
Fee Surface and Minerals
Lucky Boy Patents
557
12
13
46
201
16,050 (1.6%)
111
191
19
6,520
19,150 (1.92%)
Lucky Boy Mine
Creek
Canyon
Little
N
S
E
W
0 500 1,000 2,000
Feet

Figure 18: Lucky Boy Lead in Rock Map

History of Exploration

Zhangjiafan Mining Property

We held an option for a 25 percent interest in the Zhangjiafan Mining Property, a gold exploration and mining property, located in Jiangxi Province, China, approximately 8 hours by aircraft and ground transportation west of Shanghai (1,000 miles). At the completion of the field work on this property, management has determined that further  expenditures or issuance of stock for this property is not in the best interest of the Company and the project has been abandoned.

This mineral property is without known reserves and the proposed program is explanatory in nature.

On March 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in the Zhangjiafan Property by entering into an Option to Purchase and Royalty Agreement with Jiujiang, the beneficial owner of the property. Under the terms of the agreement, Jiujiang granted to Lucky Boy the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Lucky Boy, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2009 ($30,000 has been paid and the field work completed);

b)
Lucky Boy, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2010 ($30,000 of the $60,000 has been paid and the field work completed and the balance of $30,000 has not been scheduled);

c)	Lucky Boy agreed to allot and issue 1,000,000 shares in the capital of Lucky Boy to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist;

d)	Upon exercise of the option agreement, Lucky Boy agreed to pay to Jiujiang US $25,000 per annum as pre- payment of the net smelter return, effective May 31, 2011.

e)	Lucky Boy agreed to pay to Jiujiang an annual royalty equal to three percent (3%) of NSR; and

f)
Lucky Boy had the right to acquire an additional 26% of the right, title and interest in and to the property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2011.

To date we have advanced $30,000 for the implementation of phase I of the planned exploration program of which the field work was completed on June 4, 2009. However, management has determined that further exploration on this property is not warranted.

Item 3.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Lucky Boy.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “LUCB”.  Our CUSIP number is 549517 100. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 ($0.0033 post-split) and offer at $0.10 ($0.0067 post-split). No shares had traded as of the date of this report as we await DTC eligibility allowing our shares to be traded electronically.

Holders of our Common Stock

As of the date of this report the shareholders’ list of our common shares showed 23 registered shareholders holding 140,465,000 shares; there are no shares held by broker-dealers. There are 140,465,000 shares outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended May 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are a start-up, exploration stage company engaged in the search for gold, silver and related minerals. Our mineral properties are without known reserves and our proposed program is explanatory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Our business plan is to proceed with exploration of the Black Butte and Lucky Boy projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

Zhangjiafan Mining Property - Phase I Exploration Program – Results to Date

We expected that exploration in Zhangjiafan Mining Property would assist in the determination of whether gold or silver exists on any the properties. Management has determined that further expenditures or issuance of stock for this property is not in the best interest of the Company and the project has been abandoned.

Initially, we ran a grid over the entire property and reviewed maps of the results of past reported geological and geochemical programs correlating all past information to our grid; then we completed a geological survey to evaluate certain specific targets previously identified. Phase 1 established a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline and related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations were tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus was the search for gold. However, management has determined that further exploration on this property is not warranted.

The Black Butte and Lucky Boy Projects – Our Proposed Exploration Program

Our business plan for the Black Butte and Lucky Boy Projects is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project is not recommended while further exploration on the Black Butte project is justified. We are not ready to abandon the Lucky Boy project at this point.

Over the twelve months ending May 31, 2011 we intend to use almost all available funds to commence exploration of our mineral properties in Nevada. We anticipate that phase II will not be carried out until 2011 or 2012 and will be contingent upon favorable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Employees

We intend to continue to use the services of subcontractors for manual labor exploration work and an engineer or geologist to manage the exploration program. In regards to phase I of the planned exploration program, we have retained Buster Hunsaker as senior geological consultant.

At present, we have no employees.  We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers are not presently compensated for their services and do not have an employment agreement with us.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Results of Operations

	Year Ended
	May 31,
	2010	2009
Revenue	$-	$-
Operating Expenses	$264,513	$51,056
Net Profit (Loss)	$(264,513)	$(51,056)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the years ended May 31, 2010 and 2009 are outlined in the table below:

	Year Ended May 31,
	2010	2009
Professional fees	$174,651	$18,235
Exploration of resource property	5,000	-
Impariment of mining claims	57,500	-
General and administrative expenses	27,362	32,821
Total Operating Expenses	$264,513	$51,056

Operating expenses for the year ended May 31, 2010, increased by 213,457 as compared to 2009, primarily as a result of the commencement of our business plan.

During the year ended May 31, 2010, Lucky Boy incurred operating expenses of $264,513 as compared to $51,056 for 2009 and a total of $377,696 for the period from inception on October 19, 2006, to May 31, 2010. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Lucky Boy incurred $174,651 in professional fees for the fiscal year ended on May 31, 2010, as compared to $18,235 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an S-1 rescission offering registration statement and the attendant legal, accounting and filing expenses. From inception to October 19, 2006, we have incurred $201,186 in professional fees mainly spent on legal and accounting matters. This expense category will vary annually depending on corporate capital raising activities.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $5,000 in mineral interest acquisition and exploration costs for the year ended May 31, 2010 compared to $-0- for the year ended May 31, 2009. For the period October 19, 2006 (inception) through May 31, 2010, $35,000 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

IMPAIRMENT OF MINING CLAIMS:  During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims.  Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be impaired to a net book value of $57,500.  This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses for the year ended May 31, 2010.  No impairments were recorded in 2009 or any prior periods.

GENERAL AND ADMINISTRATIVE EXPENSES:  Lucky Boy incurred $27,362 in general and administrative expenses during the fiscal year ended May 31, 2010 as compared to $32,821 in 2009.  Since inception through May 31, 2010 the Company has incurred a total of $84,010.  The Company spent less on office and travel expenses during 2010 which contributed to the decrease in expenses.

RESEARCH AND DEVELOPMENT: Lucky Boy has not incurred any expenses for research and development since inception on October 19, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2010, and none were incurred in the previous fiscal year which ended on May 31, 2009. From inception to May 31, 2009, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

At the end of the fiscal year under review, May 31, 2010, and as of the date of this report, Lucky Boy had 140,465,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	May 31,
	2010	2009
Current Assets	$89,893	$5,351
Current Liabilities	(1,080)	(3,325)
Working Capital	$88,813	$2,026

Cash Flows

	Year Ended
	May 31,
	2010	2009
Net Cash Used in Operating Activities	$(90,458)	$(61,765)
Net Cash Provided by (Used In) Investing Activities	(55,000)	-
Net Cash Provided by Financing Activities	230,000	-
Effect of Exchange Rate Changes	-	-
Increase In Cash During The Period	$84,542	$(61,765)

Since inception we have used common stock to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2010 was 230,000.    In the fiscal year ended May 31, 2009, $-0-.  Net cash provided by financing activities from inception on October 19, 2006 was $345,000.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 - 2011. Management projects that we may require $150,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$50,000
Operating expenses	-
Future property acquisitions	130,000
Working capital	50,000
Development of properties	1,000,000
$1,230,000

As at May 31, 2010, we had a working capital surplus of $88,813. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended May 31, 2010, and by Gruber & Company, LLC for the audited financial statements for the year ended May 31, 2009 are included herein immediately preceding the audited financial statements.

LUCKY BOY SIVLER, INC.

(FKA Sierra Ventures, Inc.)

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

May 31, 2010 and 2009

LUCKY BOY SIVLER, INC.

(FKA Sierra Ventures, Inc.)

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SADLER, GIBB & ASSOCIATES, L.L.C.

To the Board of Directors

Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.) as of May 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and as included in the from inception on October 19, 2006 through May 31, 2010 columns of the statements of operations and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.) as of May 31, 2009 and since inception on October 19, 2006 through May 31, 2009, were audited by other auditors whose report dated August  28, 2009 and expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.) as of May 31, 2010, and the results of their operations and their cash flows for the year then ended and as included in the from inception on October 19, 2006 through May 31, 2010 columns of the statements of operations and cash flows., in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had losses from operations of $264,513 for the year ended May 31, 2010 and an accumulated deficit of $377,696 as of May 31, 2010 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT

September 14, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.)

We have audited the balance sheet of Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.) (an exploration stage company) as of May 31, 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2009.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.   An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2009 and the results of its operations, cash flows and changes in stockholders’ equity for the year ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
August 28, 2009

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	May 31,	May 31,
	2010	2009
CURRENT ASSETS

Cash	$46,393	$5,351
Restricted cash	43,500	-
Total Current Assets	89,893	5,351

OTHER ASSETS

Deposits	1,200	-
Mining claims, net	57,500	-

Total Other Assets	58,700	-

TOTAL ASSETS	$148,593	$5,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,080	$3,325

Total Current Liabilities	1,080	3,325

STOCKHOLDERS’ EQUITY

Common stock, 500,000,000 shares authorized at par value of $0.001; 140,465,000 and 133,500,000 shares issued and outstanding, respectively	140,465	133,500
Additional paid-in capital	334,685	(18,350)
Stock subscription payable	50,000	-
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(377,696)	(113,183)

Total Stockholders’ Equity	147,513	2,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,593	$5,351

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			on October 19,
	For the Year Ended		2006 Through
	May 31,		May 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	174,651	18,235	201,186
Exploration of resource property	5,000	-	35,000
Impariment of mining claims	57,500	-	57,500
General and administrative expenses	27,362	32,821	84,010

Total Operating Expenses	264,513	51,056	377,696

LOSS FROM OPERATIONS	(264,513)	(51,056)	(377,696)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(264,513)	$(51,056)	$(377,696)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	135,966,151	133,500,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from inception October 19, 2006 to May 31, 2010

						Deficit
						Accumulated
			Additional	Stock	Other	During the	Total
	Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders’
	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, October 19, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issed for cash	103,500,000	103,500	(88,500)	-	-	-	15,000

Currency exchange loss	-	-	-	-	(2)	-	(2)

Contributed Administrative Support & other services rendered by officers	-	-	100	-	-	-	100

Net loss for the year ended May 31, 2007	-	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-	-

Contributed Administrative Support & other services rendered by officers	-	-	50	-	-	-	50

Currency exchange gain	-	-	-	-	61	-	61

Net loss for the year ended May 31, 2008	-	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

Common shares issued for cash	30,000,000	30,000	70,000	-	-	-	100,000

Net loss for the year ended May 31, 2009	-	-	-	-	-	(51,056)	(51,056)

Balance, May 31, 2009	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026

Capital contribution	-	-	10,000	-	-	-	10,000

Common stock issued for cash at $0.40 per common share	6,375,000	6,375	163,625	50,000	-	-	220,000

Common stock issued for services	440,000	440	119,560	-	-	-	120,000

Common stock issued for mining claims	150,000	150	59,850	-	-	-	60,000

Net loss for the year ended May 31, 2010	-	-	-	-	-	(264,513)	(264,513)

Balance, May 31, 2010	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			on October 19,
	For the Year Ended		2006 Through
	May 31,		May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(264,513)	$(51,056)	$(377,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services by an officer	-	-	150
Other comprehensive loss	-		59
Common stock issued for services	120,000		120,000
Impairment of mining claims	57,500		57,500
Changes to operating assets and liabilities:
(Increase) decrease in deposits	(1,200)	-	(1,200)
Increase (decrease) in accounts payable	(2,245)	(10,709)	1,080

Net Cash Used in Operating Activities	(90,458)	(61,765)	(200,107)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining claims	(55,000)	-	(55,000)

Net Cash Used in Operating Activities	(55,000)	-	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	10,000	-	10,000
Common stock issued for cash	220,000	-	335,000

Net Cash Provided by Financing Activities	230,000	-	345,000

NET INCREASE (DECREASE) IN CASH	84,542	(61,765)	89,893
CASH AT BEGINNING OF PERIOD	5,351	67,116	-
CASH AT END OF PERIOD	$89,893	$5,351	$89,893

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued for mining claims	$60,000	$-	$60,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS

Lucky Boy Silver Corporation formerly known as Sierra Ventures, Inc. (“the Company”) was incorporated under the laws of the State of Wyoming on October 19, 2006. On February 5, 2010 the Company filed an Amendment to Articles with the Wyoming Secretary of State and changed its name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2010.

NOTE 2 –GOING CONCERN

The Company’s financial statements at May 31, 2010 and 2009 and for the period October 19, 2006 (inception) through May 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $377,696 for the period from October 19, 2006 (inception) through May 31, 2010. In addition, the Company has not generated any revenues and no revenues are anticipated until the Company begins extracting and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Basis of presentation
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

Functional currency
The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit.

Reclassification of Financial Statement Accounts
Certain amounts in the May 31, 2009 financial statements have been reclassified to conform to the presentation in the May 31, 2010 financial statements.

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company has established and escrow account wherein $50,000 was deposited in accordance with the mining lease entered into on January 28, 2008. These funds are to be drawn down against work done on the mineral properties including access upgrading, exploration activities and geologist expense related to completing a NI 43-101 report. The balance of this account is recorded as restricted cash on the balance sheet. As of May 31, 2010 there was $43,500 in restricted cash.

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

Stock based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the period October 19, 2006 through May 31, 2010. As of May 31, 2010, there were no options outstanding.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and diluted net loss per share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 through May 31, 2010, there were no potentially dilutive securities.

Recent Accounting Pronouncements
The Company has reviewed the following recently issued accounting policies and their potential effect on the financial position, results of operations, and cash flows of the Company.  Management does not expect the adoption or future adoption of any of these policies to have a material effect on the financial position, results of operations, and cash flows of the Company.

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

 LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

 LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 4 – MINING CLAIMS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada.  As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.

During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims.  Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be impaired to a net book value of $57,500.  This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company’s authorized capital consists of 500,000,000 shares of $0.001 par value common stock.  As of May 31, 2010 and 2009 there were 140,465,000 and 133,500,000 shares issued and outstanding, respectively.

On March 12, 2010 the Company’s board of directors approved a 15:1 forward stock split.  This change has been retroactively applied to the Company’s statement of stockholder’s equity.

On May 17, 2010 the Company received a $50,000 payment for 125,000 shares of common stock.  As of May 31, 2010, the Company had not issued these shares and has recognized a stock subscription payable for the $50,000 deposit.  These shares were issued on August 28, 2010.

On February 8, 2010 the Company issued 150,000 post-split shares of its Common Stock in exchange for mineral claims.  The fair value of the shares was determined based on the market price of $0.40 per share on the date of issuance.

On January 27, 2010 the Company issued 5,625,000 (375,000 pre-split) shares of its Common Stock for $150,000 cash.

On January 24, 2010 the Company issued 290,000 and 150,000 (10,000 pre-split) shares of its Common Stock to officers of the Company for services provided.  The fair value of the shares was determined based on the market price of $0.40 per share on the date of issuance.  The Company recorded $120,000 of professional fees in conjunction with this issuance.

On January 27, 2010 the Company issued 750,000 (50,000 pre-split) shares of its Common Stock for $20,000 cash.

 LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 5 – COMMON STOCK TRANSACTIONS (CONTINUED)

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 (15,000,000 post-split) common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 (13,500,000 post-split) shares to a total of three new shareholders. All of the 2,900,000 (43,500,000 post-split) shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 5, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. These shares of common stock were subject to rescission by the shareholder because of the Company’s failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders’ deficiency in the Company’s balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders’ deficiency.

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

On October 31, 2006 the Company received $6,000 from its founder for 6,000,000 (90,000,000 post-split) shares of the Company’s common stock subscribed for at $0.001 on October 31, 2006.

On November 30, 2006 the Company received $9,000 for 900,000 (13,500,000 post-split) shares of the Company’s common stock subscribed for at $0.01 in a private placement dated November 01, 2006.

During April and May, 2008, the Company received $100,000 for 2,000,000 (30,000,000 post-split) shares of the Company’s common stock subscribed for at a price of $0.05 per share through its SB-2 registration statement dated October 11, 2008.

NOTE 6 – INCOME TAXES

Deferred taxes are provided on a liability  method whereby deferred tax assets  are  recognized  for  deductible   temporary   differences  and operating   loss  and  tax  credit  carry  forwards  and  deferred  tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

 LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

NOTE 6 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of May 31, 2010 and 2009:

Deferred tax assets	May 31, 2010	May 31, 2009
NOL Carryover	$78,076	$44,141
Valuation allowance	(78,076)	(44,141)
Net Deferred Tax Asset	$-	$-

The components of income tax expense computed at the Company’s statutory tax rate of 39% are as follows:

	May 31, 2010	May 31, 2009
Book loss	$(103.160)	$(19,912)
Impairment of mining claims	46,800	-
Common stock issued for services	22,425	-
Change in valuation allowance	33,935	19,912
Income Tax Expense	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $200,196 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. The net operating loss carryovers expire by 2030.

NOTE 7 – COMMITMENTS

The Company held an option for a 25 percent interest in the Zhangjiafan Mining Property, a gold exploration and mining property, located in Jiangxi Province, China, approximately 8 hours by aircraft and ground transportation west of Shanghai (1,000 miles). At the completion of the field work on this property, management has determined that further expenditures or issuance of stock for this property is not in the best interest of the Company and the project has been abandoned.
This mineral property is without known reserves and the proposed program is explanatory in nature.

On March 22, 2007, as amended on May 15, 2009, the Company optioned a 25 percent interest in the Zhangjiafan Property by entering into an Option to Purchase and Royalty Agreement with Jiujiang, the beneficial owner of the property. Under the terms of the agreement, Jiujiang granted to Lucky Boy the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty.

To date the Company advanced $30,000 for the implementation of phase I of the planned exploration program of which the field work was completed on June 4, 2009. However, management has determined that further exploration on this property is not warranted.

 LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010 and 2009

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

The Company issued a total of 6,000,000 (90,000,000 post-split) shares of its restricted common stock to its directors for $6,000 ($0.001 per share) as founder shares.

An officer of the Company advanced $10,000 to the Company in September, 2009 for operating capital. The officer agreed to forgive the repayment of the advance during the period ended May 31, 2010. The funds have been reported as contributed capital.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through September 9, 2010 and there are no material subsequent events to report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 15, 2010 our Board of Directors approved of the disengagement of Gruber & Company LLP and the engagement of Sadler Gibb & Associates LLC, PO Box 411, Farmington UT, 84025, as its independent auditor. None of the reports of Gruber & Company LLP on the Company’s financial statements for either of the two most recent fiscal years, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its Form 10-K for the fiscal year ended May 31, 2009, a going concern qualification in the registrant’s audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, being May 31, 2010. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties and not having an audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, being May 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2010.  The ineffectiveness of our internal control over financial reporting was due to a lack of segregation of duties and not having an audit committee.

Management believes that this material weakness did not have an effect on our financial results due primarily to the transparency of, ready access to and periodic review of the bank accounts and bank statements by our management and directors in addition to the audit prepared by the auditor.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

At an shareholders meeting held in December 2009, the stockholders approved the election of director, Kenneth B. Liebscher, to serve until the next Annual General Meeting of Shareholders or until his respective successor is elected or appointed;

At an shareholders meeting held in January 2010, the stockholders approved the name change of the corporation from Sierra Ventures Inc to Lucky Boy Silver Corp. and the forward split of our company stock of 15:1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Kenneth B. Liebscher Fortunato Villamagna	Chief Executive Officer President/Director Chief Financial Officer Director	67 51	December 15, 2009 January 5, 2010

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Liebscher, spent approximately 50% of his time (approximately 20 hours per week) on the affairs of Lucky Boy. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kenneth B. Liebscher, Chief Executive Officer, President, Director

Ken Liebscher was appointed as our President, Chief Executive Officer and a director of our company on December 14, 2009. Mr. Liebscher was our Chief Financial Officer and Secretary from December 14, 2009 to January 5, 2010.

Mr. Liebscher is a seasoned international businessman with over 35 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, British Columbia and also attended the University of British Columbia.

Mr. Liebscher held executive level positions while at the world’s largest dental products manufacturer, Dentsply International Inc., where he spent over 22 years in positions culminating as the Manager of their West Coast Division, headquartered in San Francisco, California. Mr. Liebscher was recruited by a major Europe-based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300M US.

Mr. Liebscher became a director of a publicly held company called E.T.C. Industries Ltd. in 1992 and became President of its wholly owned subsidiary, THE ELECTRIC CAR COMPANY and, in 1994, led a team that developed the MI-6 prototype electric car from the ground up.

Mr. Liebscher served as a director on Belmont Resources Inc (TSX BEA), a mining exploration company from 1992 until November 2009. He served as an officer and director of Highbank Resources Inc (TSX HBK) from 1992 through 2002. This experience has resulted in his involvement in mineral exploration projects in Peru, Eastern Europe (Slovak Republic), and British Columbia, Ontario, Quebec and New Brunswick (Canada).

Mr. Liebscher currently also serves on the Board of Directors of UTEC, Inc. (UTEI.OTC BB).

We believe Mr. Liebscher is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Dr. Fortunato Villamagna, Chief Financial Officer, Director

Dr. Fortunato Villamagna was appointed as our Chief Financial Officer, Secretary and a director of our company on January 5, 2010.

Dr. Villamagna has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses used in the mining industry. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa.  In addition to joining Lucky Boy, Dr. Villamagna also served as CEO of UTEC Inc. Prior to the role Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President – Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive.

We believe Dr. Villamagna is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our executive officers or directors have had any of the following events occur:

●	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

●
being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●
Being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth B. Liebscher	1	3	2
Fortunato Villamagna	None	1	1
Ian Jackson	None	1	1

Code of Ethics

Our board of directors on March 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics and Compliance Program was filed as an exhibit to our Form SB-2 filed with the SEC on October 12, 2007.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have an audit committee or committee performing similar functions nor do we have a written audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committee can be adequately performed by our board of directors.

Nominating and Compensation Committees

We do not have nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our board of directors. Our board of directors has not adopted a charter for the compensation committee.

Our board of directors also is of the view that it is appropriate for us not to have a nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Item 11.  Executive Compensation.

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2010, and 2009; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2010, and 2009, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
								Nonqualified
							Non-Equity	Deferred	All
				Stock		Option	Incentive Plan	Compensation	Other
Name		Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation	Total
and Principal Position	Year	($)	($)	($)		($)	($)	($)	($)	($)
Ken Liebscher(1)
President, Chief	2010	35,000 (4)	Nil	60,000	(4),(5)	Nil	Nil	Nil	Nil	95,000 (4)
Executive Officer, and
Director	2009	N/A	N/A	N/A		N/A	N/A	N/A	N/A	N/A
Fortunato Villamagna(2)	2010	Nil	Nil	800	(5)	Nil	Nil	Nil	Nil	800
Chief Financial Officer,	2009	N/A	N/A	N/A		N/A	N/A	N/A	N/A	N/A
Secretary and Director
Ian Jackson(3)
Former President, Chief	2010	Nil	Nil	Nil		Nil	Nil	Nil	Nil	Nil
Executive Officer,	2009	Nil	Nil	Nil		Nil	Nil	Nil	Nil	Nil
Chief Financial Officer,
Secretary and Director

Notes:

(1)
Mr. Liebscher was appointed as our President, Chief Executive Officer and a director of our company on December 14, 2009. Mr. Liebscher was our Chief Financial Officer and Secretary from December 14, 2009 to January 5, 2010.

(2)	Dr. Villamagna was appointed as our Chief Financial Officer, Secretary and a director of our company on January 5, 2010.

(3)	Mr. Jackson resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 5, 2010.

(4)	$35,000 and the stock valued at $60,000 were received by Wannigan Consulting Corp., a company of which Mr. Liebscher is President, CEO and director.

(5)	Valued at $0.40 per share, the price computed using the most recent private placement prices.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

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

Compensation of Directors

On January 24, 2010, we issued 150,000 post-split (10,000 pre-split) shares of our common stock to Ken Liebscher and 30,000 post-split (2,000 pre-split) shares of our common stock to Fortunato Villamgna as director compensation.

Except as disclosed above, the members of the Board of Directors are not compensated by Lucky Boy for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On December 21, 2009, we entered into a business consulting agreement with Wannigan Consulting Corp., a company of which Ken Liebscher is President, CEO and director, pursuant to which Wannigan Consulting agreed to, among other things, assist us in negotiating potential acquisitions and mergers, assist us in the implementation of short term and long term strategic planning, maintain our books and records, prepare all necessary regulatory and statutory filings required of our company, and act as liaison between our company and our auditor and our transfer agent. To compensate for these services, we agreed to pay Wannigan Consulting $4,500 per month and pre-approved expenses of $500 per month. On~~,~~January 26, 2010, we also issued 260,000 post-split shares of our common stock for these services. This agreement was for a term of four months commencing on December 21, 2009 and was automatically renewed for another four months. After a period of eight months from the date of signing of this agreement on December 21, 2009, the parties agreed that either party has the right to terminate this agreement without cause and without notice or payment in lieu thereof upon the giving of the written notice of such termination.

There are no employment contracts or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Lucky Boy, with respect to the officers, directors, employees or consultants of Lucky Boy that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, named executive officers and current executive officers, individually and our directors and current executive officers as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)			Percentage of Class (2)
Common	Kenneth B. Liebscher	90,150,000	(5)	Direct	64.36%
	5466 Canvasback Rd, Blaine, WA 98230	260,000	(3)	Indirect
Common	Fortunato Villamagna 10805 Bernini Dr., Las Vegas, NV 89141	30,000	(6)	Direct	*
Common	Ian Jackson 1685 H Street, No. 155 Blaine, WA 98230	Nil		Direct	*
Common	Directors and Executive Officers as a Group (2 persons)(4)	90,440,000		Direct	64.39%

Notes:

*	Less than 1%.

(1)
Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 140,465,000 shares of our common stock issued and outstanding.

(2)	Based on 140,465,000 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by Wannigna Consulting Corp., a private company of which Mr Liebscher is also President and CEO.

(4)	Does not include Ian Jackson who resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 5, 2010.

(5)	Includes 10,000 pre-split (150,000 post-split) shares issued to Mr. Liebscher for compensation.

(6)	Consists of 2,000 pre-split (30,000 post-split) shares issued to Mr. Villamagna for compensation.

Changes in Control

We do not anticipate at this time any changes in control of Lucky Boy. There are no arrangements either in place or contemplated which may result in a change of control of Lucky Boy. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as disclosed herein, there has been no transaction, since June 1, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Director Independence

Our board of directors consists of Kenneth B. Liebscher and Dr. Fortunato Villamagna. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Mr. Liebscher and Dr. Villamagna are not independent directors as Mr. Liebscher is our President and Chief Executive Officer and Dr. Villamagna is our Chief Financial Officer and Secretary.

 Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2010, and for fiscal year ended May 31, 2009, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Sadler, Gibb & Associates LLC

	Year Ended
	May 31,
	2010	2009
Audit Fees	$2,500	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$2,500	$-

Gruber & Company, LLC

	Year Ended
	May 31,
	2010	2009
Audit Fees	$3,000	$3,000
Audit Related Fees	-	3,000
Tax Fees	-	-
All Other Fees	-	-
Total	$3,000	$6,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firms. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firms and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

PART IV

 Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007)

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007)

3.3	Amendment to Articles filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010)

3.4	Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010)

(10)	Material Contracts

10.1
Option To Purchase And Royalty Agreement between Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007)

10.2
First Amendment to Option to Purchase and Royalty Agreement between Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on September 8, 2009)

10.3
Escrow Agreement dated November 25, 2008 between Ian Jackson, Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Harcourt Chan (incorporated by reference to an exhibit to our registration statement on Form S-1/A filed on January 14, 2009)

10.4
First Amendment to Option to Purchase and Royalty Agreement between Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on September 8, 2009)

10.5	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 31, 2009)

10.6
Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010)

10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010)

10.8*	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics & Compliance Program (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Kenneth B. Liebscher

31.2*	Section 302 Certification of Fortunato Villamagna

(32)	Section 906 Certifications

32.1*	Section 906 Certification of Kenneth B. Liebscher

32.2*	Section 906 Certification of Fortunato Villamagna

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY BOY SILVER CORP.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date:September 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 14, 2010

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 14, 2010