Form 10-Q
period 2010-08-31
Lucky Boy Silver Corp.
filed 2010-10-21
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,590,000 shares of Common Stock as of October 18, 2010

- ii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- iii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
TABLE OF CONTENTS

Page

Balance Sheets – August 31, 2010 and May 31, 2010	2

Statements of Operations for the three months ended August 31, 2010 and 2009 and for the period October 19, 2006 (Inception) to August 31, 2010	3

Statements of Stockholder’s Equity (Deficit) for the period October 19, 2006 (Inception) to
August 31, 2010	4-5

Statements of Cash Flows for the three months ended August 31, 2010 and 2009 and for the period October 19, 2006 (Inception) to August 31, 2010	6

Notes to Financial Statements	7-9

_______________________________________

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	August 31,	May 31,
	2010	2010
CURRENT ASSETS	(Unaudited)

Cash	$24,157	$46,393
Restricted cash	29,368	43,500

Total Current Assets	53,525	89,893

OTHER ASSETS

Deposits	1,200	1,200
Mining claims, net	57,500	57,500

Total Other Assets	58,700	58,700

TOTAL ASSETS	$112,225	$148,593

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$9,694	$1,080

Total Current Liabilities	9,694	1,080

STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized
at par value of $0.001; 140,590,000 and 140,465,000
shares issued and outstanding, respectively	140,590	140,465
Additional paid-in capital	384,560	334,685
Stock subscription payable	-	50,000
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(422,678)	(377,696)

Total Stockholders' Equity	102,531	147,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,225	$148,593

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on October 19,
	For the Three Months Ended		2006 Through
	August 31,		August 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	25,697	1,484	226,883
Exploration of resource property	14,132	-	49,132
Impairment of mining claims	-	-	57,500
General and administrative expenses	5,153	1,926	89,163

Total Operating Expenses	44,982	3,410	422,678

LOSS FROM OPERATIONS	(44,982)	(3,410)	(422,678)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(44,982)	$(3,410)	$(422,678)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	140,470,376	114,102,735

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Statements Of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
			Additional	Stock	Other	During the	Total
	Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, October 19, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued for cash	103,500,000	103,500	(88,500)	-	-	-	15,000

Currency exchange loss	-	-	-	-	(2)	-	(2)

Contributed Administrative Support
& other services rendered by officers	-	-	100	-	-	-	100

Net loss for the year ended
May 31, 2007	-	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-	-

Contributed Administrative Support
& other services rendered by officers	-	-	50	-	-	-	50

Currency exchange gain	-	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Statements Of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
			Additional	Stock	Other	During the	Total
	Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, May 31, 2008	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

Common shares issued for cash	30,000,000	30,000	70,000	-	-	-	100,000

Net loss for the year ended
May 31, 2009	-	-	-	-	-	(51,056)	(51,056)
Balance, May 31, 2009	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026

Capital contribution	-	-	10,000	-	-	-	10,000

Common stock issued for cash
at $0.40 per common share	6,375,000	6,375	163,625	50,000	-	-	220,000

Common stock issued for services	440,000	440	119,560	-	-	-	120,000

Common stock issued for mining claims	150,000	150	59,850	-	-	-	60,000

Net loss for the year ended
May 31, 2010	-	-	-	-	-	(264,513)	(264,513)
Balance, May 31, 2010	140,465,000	140,465	334,685	50,000	59	(377,696)	147,513

Common stock issued for cash
at $0.40 per common share	125,000	125	49,875	(50,000)	-	-	-

Net loss for the three months ended
August 31, 2010 (unaudited)	-	-	-	-	-	(44,982)	(44,982)

Balance, August 31, 2010 (unaudited)	140,590,000	$140,590	$384,560	$-	$59	$(422,678)	$102,531

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Statements Of Cash Flows
			From Inception
			on October 19,
	For the Three Months Ended		2006 Through
	August 31,		August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(44,982)	$(3,410)	$(422,678)
Adjustments to reconcile net loss to
net cash used in operating activities:
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Common stock issued for services	-	-	120,000
Impairment of mining claims	-	-	57,500
Changes to operating assets and liabilities:
Deposits	-	-	(1,200)
Accounts payable	8,614	1,675	9,694

Net Cash Used in Operating Activities	(36,368)	(1,735)	(236,475)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining claims	-	-	(55,000)

Net Cash Used in Operating Activities	-	-	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	-	-	10,000
Common stock issued for cash	-	-	335,000

Net Cash Provided by Financing Activities	-	-	345,000

NET INCREASE (DECREASE) IN CASH	(36,368)	(1,735)	53,525
CASH AT BEGINNING OF PERIOD	89,893	5,351	-

CASH AT END OF PERIOD	$53,525	$3,616	$53,525

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued for mining claims	$-	$-	$60,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010 and May 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements.  The results of operations for the periods ended August 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 –GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and no revenues are anticipated until the Company begins extracting and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Reclassification of Financial Statement Accounts
Certain amounts in the August 31, 2009 financial statements have been reclassified to conform to the presentation in the August 31, 2010 financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010 and May 31, 2010

NOTE 4 – MINING CLAIMS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada.  As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.

During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims.  Based on this report and management’s future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims should be impaired to a net book value of $57,500.  This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company’s authorized capital consists of 500,000,000 shares of $0.001 par value common stock.  As of August 31, 2010 and May 31, 2010 there were 140,590,000 and 140,465,000 shares issued and outstanding, respectively.

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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010 and May 31, 2010

NOTE 5 – COMMON STOCK TRANSACTIONS (CONTINUED)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

An officer of the Company advanced $10,000 to the Company in September 2009 for operating capital. The officer agreed to forgive the repayment of the advance during the period ended May 31, 2010. The funds have been reported as contributed capital.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no material subsequent events to report.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 17 that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
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

The following analysis of the results of operations and financial condition of the corporation for the period ending August 31, 2010, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-q and in our annual report filed on form 10-k.

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

Effective April 6, 2010, we conducted a 15:1 forward stock split of our common stock. The split was approved by our board of directors on March 12, 2010 and was approved by FINRA for taking effect on the OTC-BB at the open of business on March 31, 2010. The transfer agent effected the forward split on their records as of April 6, 2010. Our statements of stockholder’s equity have been retroactively restated to reflect the split.

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

On October 11, 2007, a registration statement relating to our initial public offering of common stock was filed with the SEC. A total of 2,900,000 shares of common stock were sold to the public for $0.05 per share (consisting of 2,000,000 sold by us for gross proceeds of $100,000 and 900,000 shares sold by the selling stockholders) prior to the declaration of an effective date of the registration statement under our mistaken assumption that the registration statement had become effective through the passage of time after its filing. Selling shares prior to the establishment of an effective date can result in potential violations of federal and state securities laws. As a result, these stock issuances and re-sales may have violated the Securities Act of 1933. Rescission offers for such potential violations are commonly made by companies in these situations and the filing of a registration statement is a normal part of the rescission offer process. We have previously disclosed in our regulatory filings that all of the subscribers had been informed of this situation. As a result, we were prepared to refund part or all associated monies and to cancel part or all associated common shares that could have been tendered for rescission.

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

Government Regulations

Any operations at the our mineral properties will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our mineral properties or surrounding areas.

Employees

At present, we have no employees.  We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers are not presently compensated for their services and do not have an employment agreement with us.

Results of Operations

Our comparative periods for the period ended August 31, 2010 and 2009 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to August 31, 2010, was $345,000 with $335,000 as proceeds received from sales of our common stock and $10,000 and contributed capital.

Revenues

We did not generate any revenues from operations for the quarter ended August 31, 2010, nor for the similar quarter in 2009. To date, we have not generated any revenues from our exploration business.

Expenses

The table below shows our operating results for the three month periods ended August 31, 2010 and 2009.

	Three Months Ended August 31, 2010	Three Months Ended August 28, 2009
Professional fees	25,697	1,484
Advertising and promotion	306	-0-
Office and rent expense	1,200	498
Travel, entertainment & public relations	-0-	828
Exploration of resource property	14,132	-0-
Transfer agent	37	600
Registration & filing fees	15	-0-
Website development	3,597	-0-
Total expenses	44,982	3,410

Costs have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital raising. Costs in the most recently completed quarter increased relative to the similar period last year as we have recently resumed activity whereas we were relatively inactive while awaiting the results of the first phase of exploration on our optioned mineral property.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

We believe we cannot satisfy our cash requirements for the current fiscal year end of May 31, 2011 with available cash on hand and will have to seek additional financing immediately.

For the balance of the current fiscal year to May 31, 2011, we will concentrate our efforts on the securing of additional financing to be able to carry out an exploration program on the AG Properties. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with Phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of August 31, 2010, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of August 31, 2010, we had $43,831 in unallocated working capital.

	August 31	May 31
	2010	2010
Current Assets	$53,525	89,393
Current Liabilities	9,694	1,080
Working Capital	$43,831	88,313

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2010	2009
Net cash used in operating activities	$(36,368)	(1,735)
Net cash provided by investing activities	-0-	-0-
Net cash provided by financing activities	-0-	-0-
Net increase (decrease) in cash	$(36,368)	(1,735)

Net cash provided in operating activities

Net cash provided by operating activities from inception on October 19, 2006, to August 31, was $(236,475).  This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash provided by investing activities

Net cash provided by investing activities from inception on October 19, 2006, to August 31, 2010, was $(55,000) as a result of the purchase of additional mining claims.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to August 31, 2010, was $345,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2010. Although inflation is moderately higher than it was during 2009 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Subsequent Events

In accordance with ASC 855 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Changes in internal control over financial reporting

During the quarter ended August 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We were incorporated on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $422,678. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

5. Management lacks formal training in mineral exploration.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past four years, Lucky Boy has sold the following securities which were not registered under the Securities Act:

October 31, 2006

We issued 6,000,000 shares of restricted common stock at a price of $0.001 per share through a Section 4(2) exemption to Ian Jackson our founder, officer and director on October 31, 2006 for cash consideration of $6,000.

Mr. Jackson is a sophisticated investor and was in possession of all material information relating to Lucky Boy. Further, no commissions were paid in connection with the sale of the shares and no general solicitation was made.  These shares were subsequently purchased by Kenneth B. Liebscher, our President and CEO. The purchase price of the shares was $200,000, which was paid in cash and by the personal funds of Mr. Liebscher.

November 30, 2006

We issued 900,000 shares of restricted common stock at a price of $0.01 per share through a Rule 504D offering in November, 2006 for cash consideration of $9,000 to four (4) individuals.

Name and Address	Date	Shares	Consideration

Ray Urquhart 155 Tyee Drive, No. 428 Point Roberts, WA 98281	November 14, 2006	250,000	$2,500

Elizabeth O’Connor 174 Gulf Road, No. 34, Point Roberts, WA 98281	November 16, 2006	150,000	$1,500

John McNulty P.O. Box 4370 Seattle, WA 98194	November 14, 2006	200,000	$2,000

Troy Jackson, 1685 H Street, No. 155, Blaine, WA 98230	November 14, 2006	300,000	$3,000

None of the above are deemed to be accredited investors and each was in possession of all material information relating to Lucky Boy. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. All of the purchasers are known to our directors.

We completed the offering pursuant to Regulation D of the Securities Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation D. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 504D of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

May 31, 2008

We issued 2,000,000 shares of unrestricted common stock at a price of $0.05 per share between March 01 and May 31, 2008 for cash consideration of $100,000 to thirty (30) individuals. In addition, four selling shareholders resold 900,000 shares, acquired as outlined above, to four arms length individuals. We sold the shares or acknowledged the resale of the selling shareholder’s shares prior to the declaration of an effective date for our SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time after its filing.

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

2010

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

On January 27, 2010 the Company issued 750,000 (50,000 pre-split) shares of its Common Stock for $20,000 cash.

All of these shares were issued to accredited investors under the exemption from Section 5 of the Securities Act of 1933 (the "Act") contained in Section 4(6) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Name Change

On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”  Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “LUCB”.  Our CUSIP number is 549517 100. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 ($0.0033 post-split) and offer at $0.10 ($0.0067 post-split). No shares had traded as of the date of this report as we await DTC eligibility allowing our shares to be traded electronically.

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

LUCKY BOY SILVER CORP.
(Registrant)

Date: October 21, 2010

By:	/s/ Kenneth B. Liebscher	By:	/s/ Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer