Form 10-Q
period 2010-11-30
Lucky Boy Silver Corp.
filed 2011-01-18
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended November 30, 2010

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
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,493,214 shares of Common Stock as of January 14, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
TABLE OF CONTENTS

Page

Balance Sheets – November 30, 2010 and May 31, 2010	5

Statements of Operations for the six months ended November 30, 2010 and 2009 and for the period October 19, 2006 (Inception) to November 30, 2010	6

Statements of Stockholder’s Equity (Deficit) for the period October 19, 2006 (Inception) to November 30, 2010	7

Statements of Cash Flows for the six months ended November 30, 2010 and 2009 and for the period October 19, 2006 (Inception) to November 30, 2010	8

Notes to Financial Statements	9-12

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Balance Sheets

	November 30,	May 31,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$213,395	$46,393
Restricted cash	23,738	43,500

Total Current Assets	237,133	89,893

OTHER ASSETS

Deposits	1,200	1,200
Mining claims, net	57,500	57,500

Total Other Assets	58,700	58,700

TOTAL ASSETS	$295,833	$148,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$830	$1,080

Total Current Liabilities	830	1,080

STOCKHOLDERS’ EQUITY

Common stock, 500,000,000 shares authorized at par value of $0.001; 140,946,154 and 140,465,000 shares issued and outstanding, respectively	140,946	140,465
Additional paid-in capital	609,204	334,685
Stock subscription payable	-	50,000
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(455,206)	(377,696)

Total Stockholders’ Equity	295,003	147,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,833	$148,593

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 19,
	For the Three Months Ended		For the Six Months Ended		2006 Through
	November 30,		November 30,		November 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	19,434	1,118	45,131	2,603	246,317
Exploration of resource property	4,080	-	18,212	-	53,212
Impairment of mining claims	-	-	-	-	57,500
General and administrative expenses	9,014	5,101	14,167	7,026	98,177

Total Operating Expenses	32,528	6,219	77,510	9,629	455,206

LOSS FROM OPERATIONS	(32,528)	(6,219)	(77,510)	(9,629)	(455,206)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(32,528)	$(6,219)	$(77,510)	$(9,629)	$(455,206)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	140,725,493	133,500,000	140,597,285	133,500,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity

						Deficit
						Accumulated
			Additional	Stock	Other	During the	Total
	Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, October 19, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued for cash	103,500,000	103,500	(88,500)	-	-	-	15,000

Currency exchange loss	-	-	-	-	(2)	-	(2)

Contributed Administrative Support
& other services rendered by officers	-	-	100	-	-	-	100

Net loss for the year ended
May 31, 2007	-	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-	-

Contributed Administrative Support
& other services rendered by officers	-	-	50	-	-	-	50

Currency exchange gain	-	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

Common shares issued for cash	30,000,000	30,000	70,000	-	-	-	100,000

Net loss for the year ended
May 31, 2009	-	-	-	-	-	(51,056)	(51,056)

Balance, May 31, 2009	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026

Capital contribution	-	-	10,000	-	-	-	10,000

Common stock issued for cash
at $0.40 per common share	6,375,000	6,375	163,625	50,000	-	-	220,000

Common stock issued for services	440,000	440	119,560	-	-	-	120,000

Common stock issued for mining claims	150,000	150	59,850	-	-	-	60,000

Net loss for the year ended
May 31, 2010	-	-	-	-	-	(264,513)	(264,513)

Balance, May 31, 2010	140,465,000	140,465	334,685	50,000	59	(377,696)	147,513

Common stock issued for cash
at $0.40 per common share (unaudited)	125,000	125	49,875	(50,000)	-	-	-

Common stock issued for cash
at $0.63 per common share (unaudited)	356,154	356	224,644	-	-	-	225,000

Net loss for the six months ended
November 30, 2010 (unaudited)	-	-	-	-	-	(77,510)	(77,510)

Balance, November 30, 2010 (unaudited)	140,946,154	$140,946	$609,204	$-	$59	$(455,206)	$295,003

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 19,
	For the Six Months Ended		2006 Through
	November 30,		November 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(77,510)	$(9,629)	$(455,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Common stock issued for services	-	-	120,000
Impairment of mining claims	-	-	57,500
Changes to operating assets and liabilities:
Deposits	-	-	(1,200)
Accounts payable	(250)	(2,075)	830

Net Cash Used in Operating Activities	(77,760)	(11,704)	(277,867)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining claims	-	-	(55,000)

Net Cash Used in Operating Activities	-	-	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	-	10,000	10,000
Common stock issued for cash	225,000	-	560,000

Net Cash Provided by Financing Activities	225,000	10,000	570,000

NET INCREASE (DECREASE) IN CASH	147,240	(1,704)	237,133
CASH AT BEGINNING OF PERIOD	89,893	5,351	-
CASH AT END OF PERIOD	$237,133	$3,647	$237,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued for mining claims	$-	$-	$60,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010 and May 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2009 audited financial statements.  The results of operations for the periods ended  November 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 –GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and no revenues are anticipated until the Company begins extracting and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Reclassification of Financial Statement Accounts
Certain amounts in the  November 30, 2009 financial statements have been reclassified to conform to the presentation in the November 30, 2010 financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010 and May 31, 2010

NOTE 4 – MINING CLAIMS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada.  As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.

During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims.  Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be impaired to a net book value of $57,500.  This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses.   The Company tests its mining claims for impairment annually or when circumstances arise that may indicate possible impairment.  As of November 30, 2010 no additional impairment testing has been performed.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company’s authorized capital consists of 500,000,000 shares of $0.001 par value common stock.  As of May 31, 2010 and November 30, 2010 there were 140,465,000 and 140,946,154 shares issued and outstanding, respectively.

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share.  The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year.  The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350%, risk free rate of 0.37%, and a stock price and issuance of $0.65.  Based on this calculation, the Company determined that the relative fair value of the warrants is $113,148 and allocated this amount of the additional paid-in capital to the warrants.

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
November 30, 2010 and May 31, 2010

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

An officer of the Company advanced $10,000 to the Company in September of 2009 for operating capital. The officer agreed to forgive the repayment of the advance during the period ended May 31, 2010. The funds have been reported as contributed capital.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010 and May 31, 2010

NOTE 7 – SUBSEQUENT EVENTS

On December 15, 2010 the Company received $40,000 for 47,060 shares of its restricted common stock issued to 20 shareholders subscribed for at a price of $0.85 per share in private placements.

On January 10, 2011 the President of the Company exchanged 67,500,000 of his common shares for 675,000 newly issued preferred shares carrying conversion and voting rights of 1:100.

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no additional material subsequent events to report.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 20 that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending November 30,, 2010, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-q and in our annual report filed on form 10-k.

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

On November 30, 2010 the Company filed a Form 14c with the Securities and Exchange Commission wherein notice was given that the Company’s Articles of Incorporation were being amended to reflect a decrease in the number of common shares from Five Hundred Million (500,000,000) to Four Hundred Ninety Nine Million (499,000,000) and the creation of a preferred stock in the amount  of  One Million (1,000,000) shares with voting and conversion rights of 1 for 100.  The Amendment was adopted pursuant to written consent of stockholders holding a majority of the voting power of the outstanding capital stock of the Company.

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

Our business plan for the Black Butte and Lucky Boy projects is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project is not recommended while further exploration on the Black Butte project is justified. The lease for this mineral property was not renewed.

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

Results of Operations

Our comparative periods for the period ended November 30, 2010 and 2009 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) during the six months ended November 30, 2010 was $225,000 compared to $10,000 in 2009 and from inception on October 19, 2006 to November 30, 2010 of $570,000.

Revenues

We did not generate any revenues from operations for the quarter ended November 30, 2010 or for the comparative quarter in 2009. To date, we have not generated any revenues from our exploration business.

Expenses
The table below shows our operating results for the three and six month periods ended November 30, 2010 and 2009.

	Three Months Ended
	November 30,
	2010	2009	Difference
Professional fees	$19,434	$1,118	$18,316
Exploration of resource property	4,080	-	4,080
General and Administrative	9,014	5,101	3,913
Total expenses	$32,528	$6,219	$26,309

	Six Months Ended
	November 30,
	2010	2009	Difference
Professional fees	$45,131	$2,603	$42,528
Exploration of resource property	18,212	-	18,212
General and Administrative	14,167	7,026	7,141
Total expenses	$77,510	$9,629	$67,881

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

Presently, our revenues are sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010-2011. Management projects that we will require up to $150,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

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

Liquidity and Capital Resources

As of November 30, 2010, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of November 30, 2010, we had $236,303 in unallocated working capital compared to $88,813 in as of May 31, 2010.

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

Below is a table detailing the cash used in operating, investing and financing activities for the six months ended November 30, 2010 and 2009 as well as from inception on October 19, 2006 through November 30, 2010.

			From Inception
			on October 19,
	Six Months Ended		2006 Through
	November 30,		November 30,
	2010	2009	2010
Net cash used in operating activities	$(77,760)	$(11,704)	$(277,867)
Net cash provided by investing activities	-	-	(55,000)
Net cash provided by financing activities	225,000	10,000	570,000
Net increase (decrease) in cash	$147,240	$(1,704)	$237,133

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2010. Although inflation is moderately higher than it was during 2009 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Subsequent Events

On December 15, 2010 the Company received $40,000 for 47,060 shares of its restricted common stock issued to 20 shareholders subscribed for at a price of $0.85 per share in private placements.

On January 10, 2011 the President of the Company exchanged 67,500,000 of his common shares for 675,000 newly issued preferred shares carrying conversion and voting rights of 1:100.

In accordance with ASC 855 Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures.

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

During the quarter ended November 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We were incorporated on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $455,206. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

None of the above are deemed to be accredited investors and each was in possession of all material information relating to Lucky Boy. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. All of the purchasers are known to our directors

We completed the offering pursuant to Regulation D of the Securities Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation D. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

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

On January 27, 2010 the Company issued 750,000 (50,000 pre-split) shares of its Common Stock for $20,000 cash.

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share.  The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year.  The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350%risk free rate of 0.37%, and a stock price and issuance of $0.65.  Based on this calculation, the Company determined that the relative fair value of the warrants is $113,148 and allocated this amount of the additional paid-in capital to the warrants

On December 15, 2010 the Company issued 47,060 shares of its restricted common stock issued to 20 shareholders subscribed for at a price of $0.85 per share in private placements for $40,000 cash.

All of these shares were issued to accredited investors under the exemption from Section 5 of the Securities Act of 1933 (the “Act”) contained in Section 4(6) of the Act.

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
99.0
Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 files on Form 8-K filed on December 27, 2010.

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY BOY SILVER CORP. (Registrant) Date: January 14, 2011

By:	/s/ Kenneth B. Liebscher	By:	/s/ Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer