Form 10-K/A
period 2010-05-31
Lucky Boy Silver Corp.
filed 2011-03-29
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

We  have  audited  the  balance  sheet  of  Lucky  Boy  Silver,  Inc.  (formerly  Sierra  Ventures,  Inc.)  (an  exploration  stage  company)  as  of  May  31,  2009  and  the related statements of  operations,  changes  in  the  year  ended  May  31,  2009  and  for  the  period  from  October  19,  2006  (inception)  to  May  31,  2009.    Our  responsibility  is to express  an  opinion on  these  financial  statements  based  on  our  audit.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects  the  financial  position  of  the  Company  as  of  May  31,  2009  and  the  results of its  operations,  cash  flows  and  year  ended  May  31,  2009  and  for  the  period  October  19,  2006  (inception)  to  May  31,  2009  in  conformity  with  accounting principles generally  accepted  in  the  United  States  of  America.

The  accompanying  financial  statements  have  been  prepared  assuming  that  the  Company  will  continue  as  a  going  concern. As  discussed  in  Note  2  to  the financial statements,  conditions  exist  which  raise  nless  it  is  able  to  regard  to  these  matters  are  also  described  in  Note  2. The  financial  statements  do  not  include  any  adjustments that  might  result  from  the  outcome  of  this  uncertainty.

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
Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 28, 2011

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2011