Form 10-Q
period 2011-02-28
Lucky Boy Silver Corp.
filed 2011-04-20
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended February 28, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______
Commission file number: 333-146675

LUCKY BOY SILVER CORP.
(Exact name of small business issuer in its charter)

Nevada	27-3787574
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7230 Indian Creek Ln., Ste 201, Las Vegas, NV	89149
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,153,214 shares of common stock as of April 20, 2011

- ii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

- iii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCKY BOY SIVLER, CORP.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
TABLE OF CONTENTS

Page

Balance Sheets – February 28, 2011 and May 31, 2010	2

Statements of Operations for the three and nine months ended February 28, 2011 and 2010 and for the period October 19, 2006 (Inception) to February 28, 2011	3

Statements of Stockholder’s Equity (Deficit) for the period October 19, 2006 (Inception) to February 28, 2011	4

Statements of Cash Flows for the nine months ended February, 2011 and 2010 and for the period October 19, 2006 (Inception) to February 28, 2011	5

Notes to Financial Statements	6

_______________________________________

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	February 28,	May 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$197,230	$46,393
Restricted cash	19,002	43,500
Prepaid expenses	333,556	-

Total Current Assets	549,788	89,893

PROPERTY AND EQUIPMENT, net	2,361	-

OTHER ASSETS
Deposits	1,200	1,200
Mining claims, net	57,500	57,500

Total Other Assets	58,700	58,700

TOTAL ASSETS	$610,849	$148,593

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,346	$1,080

Total Current Liabilities	3,346	1,080

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized
at par value $0.001, 675,000 and 0
shares isuued and outstanding, respectively	675	-
Common stock, 499,000,000 shares authorized
at par value of $0.001; 74,153,214 and 140,465,000
shares issued and outstanding, respectively	74,153	140,465
Additional paid-in capital	1,276,322	334,685
Stock subscription payable	-	50,000
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(743,706)	(377,696)

Total Stockholders' Equity	607,503	147,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$610,849	$148,593

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 19,
	For the Three Months Ended		For the Nine Months Ended		2006 Through
	February 28,		February 28,		February, 28
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	279,986	147,162	325,117	149,765	526,303
Exploration of resource property	5,203	-	23,415	-	58,415
Impariment of mining claims	-	-	-	-	57,500
General and administrative expenses	3,311	7,484	17,478	14,509	101,488

Total Operating Expenses	288,500	154,646	366,010	164,274	743,706

LOSS FROM OPERATIONS	(288,500)	(154,646)	(366,010)	(164,274)	(743,706)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(288,500)	$(154,646)	$(366,010)	$(164,274)	$(743,706)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	94,457,105	136,406,868	126,832,302	134,468,956

The accompanying notes are an integral part of these financial statements

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Stockholders' Equity

								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, October 19, 2006	-	$-	-	$-	$-	$-	$-	$-	$-

Common shares issued for cash	-	-	103,500,000	103,500	(88,500)	-	-	-	15,000

Currency exchange loss	-	-	-	-	-	-	(2)	-	(2)

Contributed Administrative Support
& other services rendered by officers	-	-	-	-	100	-	-	-	100

Net loss for the year ended
May 31, 2007	-	-	-	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	-	-	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-	-	-	-

Contributed Administrative Support
& other services rendered by officers	-	-	-	-	50	-	-	-	50

Currency exchange gain	-	-	-	-	-	-	61	-	61

Net loss for the year ended
May 31, 2008	-	-	-	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	-	-	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

Common shares issued for cash	-	-	30,000,000	30,000	70,000	-	-	-	100,000

Net loss for the year ended
May 31, 2009	-	-	-	-	-	-	-	(51,056)	(51,056)

Balance, May 31, 2009	-	-	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026

Capital contribution	-	-	-	-	10,000	-	-	-	10,000

Common stock issued for cash
at $0.40 per common share	-	-	6,375,000	6,375	163,625	50,000	-	-	220,000

Common stock issued for services	-	-	440,000	440	119,560	-	-	-	120,000

Common stock issued for mining claims	-	-	150,000	150	59,850	-	-	-	60,000

Net loss for the year ended
May 31, 2010	-	-	-	-	-	-	-	(264,513)	(264,513)

Balance, May 31, 2010	-	-	140,465,000	140,465	334,685	50,000	59	(377,696)	147,513

Common stock issued for cash
at $0.40 per common share (unaudited)	-	-	125,000	125	49,875	(50,000)	-	-	-

Common stock issued for cash
at $0.63 per common share (unaudited)	-	-	356,154	356	224,644	-	-	-	225,000

Common stock issued for cash
at $0.85 per common share (unaudited)	-	-	47,060	47	39,953	-	-	-	40,000

Common stock issued for prepaid services
at $0.85 per common share (unaudited)	-	-	660,000	660	560,340	-	-	-	561,000

Common stock exchanged for
preferred stock (unaudited)	675,000	675	(67,500,000)	(67,500)	66,825	-	-	-	-

Net loss for the nine months ended
February 28, 2011 (unaudited)	-	-	-	-	-	-	-	(366,010)	(366,010)

Balance, February 28, 2011(unaudited)	675,000	$675	74,153,214	$74,153	$1,276,322	$-	$59	$(743,706)	$607,503

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 19,
	For the Nine Months Ended		2006 Through
	February 28,		February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(366,010)	$(164,274)	$(743,706)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	67	-	67
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Common stock issued for services	238,844	120,000	358,844
Impairment of mining claims	-	-	57,500
Changes to operating assets and liabilities:
Prepaid expenses	(11,400)	(400)	(11,400)
Deposits	-	(1,200)	(1,200)
Accounts payable	2,266	(3,325)	3,346

Net Cash Used in Operating Activities	(136,233)	(49,199)	(336,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,428)	-	(2,428)
Purchase of mining claims	-	(55,000)	(55,000)

Net Cash Used in Operating Activities	(2,428)	(55,000)	(57,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	-	10,000	10,000
Common stock issued for cash	265,000	170,000	600,000

Net Cash Provided by Financing Activities	265,000	180,000	610,000

NET INCREASE IN CASH	126,339	75,801	216,232
CASH AT BEGINNING OF PERIOD	89,893	5,351	-

CASH AT END OF PERIOD	$216,232	$81,152	$216,232

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Exchange of common stock for preferred stock	$67,500	$-	$-
Stock issued for stock subscriptions payable	$50,000	$-	$-
Common stock issued for prepaid expenses	$561,000	$-	$-
Common stock issued for mining claims	$-	$60,000	$60,000

The accompanying notes are an integral part of these financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011 and May 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the February 28, 2010 financial statements have been reclassified to conform to the presentation in the February 28, 2011 financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011 and May 31, 2010

NOTE 4 – MINING CLAIMS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada.  As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.

During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims.  Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be impaired to a net book value of $57,500.  This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses.   The Company tests its mining claims for impairment annually or when circumstances arise that may indicate possible impairment.  As of February 28, 2011 no additional impairment testing has been performed.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company’s authorized capital consists of 499,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 preferred shares.  As of May 31, 2010 and February 28, 2011 there were 140,465,000 and 74,153,214 shares issued and outstanding, respectively.

The Company exchanged 67,500,000 common shares for  675,000 preferred shares with 1 to 100 voting and conversion ratio preferred to common shares on January 3, 2011.

On December 29, 2010, the Company issued 360,000 common shares to IR International as compensation for consulting services to be rendered from the date of issuance to March 31, 2011.  On the same date the Company issued 300,000 common shares to Wannigan Consulting Corporation for services to be performed from the date of issuance for a twelve month period with automatic renewal for another twelve month period unless notice of termination is received by either party 30 days in advance.  The consulting services have been recorded as a prepaid expense and are being amortized over the life of the contracts.

On December 22, 2010, the Company issued 47,060 common shares for $40,000 cash.

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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011 and May 31, 2010

NOTE 5 – COMMON STOCK TRANSACTIONS (CONTINUED)

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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011 and May 31, 2010

NOTE 7 – SUBSEQUENT EVENTS

On March 22, 2011, the corporation pursuant to Wyoming and Nevada law converted from a Wyoming corporation to a Nevada corporation.

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no other material subsequent events to report.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 16 that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending February 28, 2011, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”  We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114  and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation.  The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share. Our statutory registered agent's office is located at 701 N. Green Valley Pkwy, Ste 200-238, Henderson, NV 89074. Our telephone number is (702) 839-4029.

We are a start-up, exploration stage, company engaged in the search for gold, silver and related minerals. Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

On March 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China, by entering into an Option to Purchase and Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China (“Jiujiang”), the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out exploration work.  At the completion of the field work on this property, management determined that further expenditures or issuance of stock for this property was not in the best interest of the Company and the project was abandoned.

During February 2010 the Company entered into two lease agreements for mineral leases located in the Mineral County, Nevada.  On February 8, 2010, we acquired 38 unpatented BLM claims including those known as the Silver Summit and Silver Strike claims and two historic, silver mine leases (“AG Properties”) known as Lucky Boy Silver Mine and the Black Butte Silver Mine. Under these agreements the Company committed $17,500 in non-refundable upfront lease payments, $10,000 in future payments to be made every nine months and $7,500 in future payments to be made annually as long as the lease is in force. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project was not recommended while further exploration on the Black Butte project was justified. The lease for the Lucky Boy mineral property was not renewed.

Our Current Business – Mineral Exploration

Our current business plan is to proceed with exploration of the Black Butte and Silver Strike properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a report compiled by Hunsaker dated February 2011, Hunsaker concluded that the Silver Strike claims warranted additional exploration whereas the Silver Summit claims did not. Our mineral properties are currently without known reserves and our proposed programs are exploratory in nature.

Our Proposed Exploration Program – Plan of Operation

We will proceed with exploration on the Black Butte and Silver Strike projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

We do not have any ores or reserves whatsoever at this time on our properties.

Competition

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

Results of Operations

Our comparative periods for the period ended February 28, 2011 and 2010 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to February 28, 2011, was $610,000 with $600,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Revenues

We did not generate any revenues from operations for the quarter ended February 28, 2011, or for the similar quarter in 2010. To date, we have not generated any revenues from our exploration business.

Expenses

The table below shows our operating results for the three and nine month periods ended February 28, 2011 and 2010.
	Three Months Ended February 28, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
Professional fees	279,986	147,162	325,117	149,765
Advertising and promotion	-	-	-	-
Office and rent expense	-	-	-	-
Travel, entertainment & public relations	-	-	-	-
Exploration of resource property	5,203	-	23,415
General and administrative	3,311	7,484	17,478	14,509
Total operating expenses	288,500	154,646	366,010	164,274

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

Plan of Operation and Anticipated Cash Requirements

On October 29, 2010 we announced that the Company had entered into an equity financing agreement for up to $2,500,000 from Cardinal Capital Holdings, Limited. Under the terms of the agreement, the Company may from time to time request a purchase of up to $250,000 per request. On October 28, 2010 we received our first draw of $225,000. Under the terms of the agreement, we may draw up to a total of $1,500,000 through October 19th, 2011. The investment group, at its discretion, may invest an additional $1,000,000 at $.65 when the total first round has been completed.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010-2011. Management projects that we will require up to $1,230,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:
General and administrative expenses	$50,000
Future property acquisitions	130,000
Working capital	50,000
Development of properties	1,000,000
$1,230,000

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

Liquidity and Capital Resources

As of February 28, 2011, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of February 28, 2010, we had $607,503 in unallocated working capital.

	February, 28	May 31
	2011	2010
Current Assets	$610,849	148,593
Current Liabilities	3,346	1,080
Working Capital	$607,503	147,513

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2011	2010
Net cash used in operating activities	$(136,233)	(49,199)
Net cash provided by investing activities	(2,428)	(55,000)
Net cash provided by financing activities	265,000	180,000
Net increase (decrease) in cash	$126,339	75,801

Net cash provided in operating activities

Net cash used in operating activities from inception on October 19, 2006, to February 28, 2011 was $336,340. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash provided by investing activities

Net cash used in investing activities from inception on October 19, 2006, to February 28, 2011, was $57,428 as a result of the purchase of additional mining claims.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to February 28, 2011, was $610,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2011. Although inflation is moderately higher than it was during 2010 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Subsequent Events

On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114  and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation.  The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share.

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

Changes in internal control over financial reporting

During the quarter ended February 28, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of February 28, 2011 our net loss since inception was $743,706. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Transportation difficulties and weather interruptions may affect and delay our proposed mining operations and impact our proposed business.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 74,153,214 shares are issued and outstanding as of April20, 2011 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of April20, 2011.  Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past five years, Lucky Boy has sold the following securities which were not registered under the Securities Act:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Change of Jurisdiction

On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114  and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation.  The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share.

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

Letter Agreement

On February 8, 2010, Ken Liebscher, our President, Chief Executive Officer, signed a letter agreement with Monte Cristo Projects LLC and Alan Chambers, whereby Mr. Liebscher has agreed to acquire 38 unpatented BLM claims including those known as Silver Summit and Silver Strike and two historic silver mine leases known as Lucky Boy Silver Mine and the Black Butte Silver Mine (“AG Properties”), all located in Mineral County, State of Nevada.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
10.1	Option to Purchase and Royalty Agreement dated March 22, 2007 with Jiujiang Gao Feng Mining Industry Limited Company filed as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.4
First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15 2009 filed as an exhibit to our Form 10-K filed on September 8, 2009

10.5	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.8	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp. (incorporated by reference to an exhibit to our annual report on Form 10-K filed September 14, 2010.
10.9
Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal Capital Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)

14.1	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0
Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 files on Form 8-K filed on December 27, 2010

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCKY BOY SILVER CORP.
(Registrant)

Date: April 20, 2011

By:	/s/ Kenneth Liebscher	By:	/s/ Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer