Form 10-K/A
period 2011-03-31
Lucky Boy Silver Corp.
filed 2011-05-10
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

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

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

May 31, 2010 and 2009

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants	1

Balance Sheets – May 31, 2010 and 2009	3

Statements of Operations for the years ended May 31, 2010 and 2009 and
for the period October 19, 2006 (Inception) to May 31, 2010	4

Statements of Stockholder’s Equity (Deficit) for the years ended May 31, 2010 and 2009 and
for the period October 19, 2006 (Inception) to May 31, 2010	5

Statements of Cash Flows for the years ended May 31, 2010 and 2009 and
for the period October 19, 2006 (Inception) to May 31, 2010	6

Notes to Financial Statements	7

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
August 28, 2009

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.) as of May 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Boy Silver, Inc. (formerly Sierra Ventures, Inc.) as of May 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
September 14, 2010

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	May 31,	May 31,
	2010	2009
CURRENT ASSETS

Cash	$46,393	$5,351
Restricted cash	43,500	-

Total Current Assets	89,893	5,351

OTHER ASSETS

Deposits	1,200	-
Mining claims, net	57,500	-

Total Other Assets	58,700	-

TOTAL ASSETS	$148,593	$5,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,080	$3,325

Total Current Liabilities	1,080	3,325

STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized
at par value of $0.001; 140,465,000 and 133,500,000
shares issued and outstanding, respectively	140,465	133,500
Additional paid-in capital	334,685	(18,350)
Stock subscription payable	50,000	-
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(377,696)	(113,183)

Total Stockholders' Equity	147,513	2,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,593	$5,351

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			on October 19,
	For the Year Ended		2006 Through
	May 31,		May 31,
	2010	2009	2010
			(Unaudited)
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
(Unaudited)

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
			(Unaudited)
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

The Company has established and escrow account wherein $50,000 was deposit in accordance with the mining lease entered into on January 28, 2008.  These funds are to be drawn down against work done on the mineral properties including access upgrading, exploration activities and geologist expense related to completing a NI 43-101 report.  The balance of this account is recorded as restricted cash on the balance sheet.  As of May 31, 2010 there was $43,500 in restricted cash.

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

NOTE 7 – COMMITMENTS (CONTINUED)

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
Date: May 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 10, 2011

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 10, 2011