Form 10-K/A
period 2010-05-31
Lucky Boy Silver Corp.
filed 2011-05-13
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A3

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
Date: May 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 12, 2011

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 12, 2011