Form 10-K
period 2011-05-31
Lucky Boy Silver Corp.
filed 2011-09-02
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-53284

LUCKY BOY SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-0665441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5466 Canvasback Rd.,
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 839-4029

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act	Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

50,943,214 common shares at $0.55 on February 28, 2011, which is the quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “LUCB”))

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 74,153,214 common shares issued and outstanding as of August 31, 2011.

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

Our future exploration programs and results,

Our future capital expenditures, and

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

the potential for delays in exploration activities;

risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;

risks related to commodity price fluctuations;

the uncertainty of profitability based upon our limited history;

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;

risks related to environmental regulation and liability;

risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

risks related to tax assessments;

political and regulatory risks associated with mining development and exploration; and

the risks in the section entitled “Risk Factors”,

any of which may cause our  company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114  and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation.  The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share. Our statutory registered agent’s office is located at 701 N. Green Valley Pkwy, Ste 200-238, Henderson, NV 89074. Our telephone number is (702) 839-4029.

We are a start-up, exploration-stage company engaged in the search for gold, silver and related minerals. Our mineral properties are without known reserves and our proposed program is explanatory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

On January 24, 2010 the Company issued 290,000 and 150,000 (10,000 pre-split) shares of the Company’s common stock to a consultant and two board members for services provided to the Company. The shares were valued at $0.40 per share based on the recent cash sales price.  The Company recorded $120,000 of expense in professional fees.

During February 2010 the Company entered into two lease agreements for mineral leases located in the Mineral County, Nevada.  On February 8, 2010, we acquired 38 unpatented BLM claims including those known as the Silver Summit and Silver Strike claims and two historic, silver mine leases (“AG Properties”) known as Lucky Boy Silver Mine and the Black Butte Silver Mine. The Company issued 150,000 post-split shares of common stock for the mining claims.  These shares were valued at $0.40 per share based on the recent cash sale price.

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

On May 25, 2011 we expanded our claims in the Silver Strike area to 62 unpatented claims renaming them the LAG claims.

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

During February 2010 the Company entered into two additional lease agreements for mineral leases located in the Mineral County, Nevada, including the Black Butte and Lucky Boy projects. Under these agreements the Company has committed $17,500 in non-refundable up-front lease payments, $10,000 in future payments to be made every nine months and $7,500 in future payments to be made annually as long as the lease is in force. Additionally, the Company has committed to spend a minimum of $100,000 over the first three years of the lease on exploration and property development.  The Company also has agreed to pay a total of 3% for each lease net smelter return production royalty which can be bought out for $2,000,000/ per cent NSR ($1,000,000 per lease) with approval and consent of the lessor.  If payments are in default for 30 days or the work commitment is not completed as agreed, the lessor must vacate the property immediately and settle all accounts related to the property.

We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a report compiled by Hunsaker dated February 2011, Hunsaker concluded that the Silver Strike claims warranted additional exploration whereas the Silver Summit claims did not. Our mineral properties are currently without known reserves and our proposed programs are exploratory in nature.   On May 25, 2011 we expanded our claims in the Silver Strike area to 66 unpatented claims by staking the LAG claims.

Our business plan for the Black Butte and Lucky Boy projects is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project is not recommended while further exploration on the Black Butte project is justified. We did not renew the Lucky Boy Silver Mine lease.

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

We were incorporated in the State of Wyoming on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $1,036,410.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to find a profitable exploration property;
•	our ability to generate revenues; and
•	our ability to reduce exploration costs.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 74,153,214 shares are issued and outstanding as of August 31, 2011. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $658,714 and $264,513, respectively, for the fiscal years ended August 31, 2011 and 2010. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Our Mineral Properties

The Black Butte and Lucky Boy Projects

On February 8, 2010, we acquired 38 unpatented BLM claims including those known as Silver Summit and Candelaria and 2 historic silver mine leases (“Ag Properties”) known as Lucky Boy Silver Mine and the Black Butte Silver Mine. As part of the mining lease proposal for the Lucky Boy Silver Mine, the Company agreed to pay a $10,000 non-refundable lease payment and an additional $10,000 lease payment every nine months commencing on November 17, 2010, and every nine months thereafter as long as the lease is in force.  The Company deposited $50,000 in an escrow account to be drawn against invoices for work done on the property including access upgrading, exploration activities and geological expenses. Upon the recommendation of our consulting geologist, we did not renew the lease of the Lucky Boy Silver Mine.

On May 25, 2011 we expanded our claims in the Candelaria area to 66 unpatented claims by staking the LAG claims.

These mineral properties are without known reserves and the proposed program is explanatory in nature.

Location and Means and Access

We have acquired an interest in the Black Butte and Lucky Boy projects in the Mineral County, Nevada.  Black Butte is in T7N/R34E sections 25 and 26. Candelaria is in T3N/R35E sections 1,2, and 3; T4N/R35E sections 25, 35, and 36.

Figure 1: Black Butte and Candelaria Location Map

Black Butte

The Black Butte Project is approximately 30 miles east of Hawthorne on the east flank of Black Dyke Mountain at the eastern end of the Garfield Hills.  The project can be reached by traveling 29.5 miles east on U.S. Highway 95 to a well-graded dirt road into the project area.  Further access by vehicle is limited to several steep, primitive 4-wheel drive tracks.

The land position initially consisted of the Black Butte unpatented lode mining claims (Table 1 and Figure 2).  Additional lode claims (BB-1 to 6) were staked on August 12, 2010 to cover the interpreted extensions of the mineralized zone.

Owner/Claimant	Claim Name	Land Tenure	Tenure Number
G. L. Buffington	Black Butte	Unpatented Lode Mining Claim	NMC 95801
G. L. Buffington	Black Butte #1	Unpatented Lode Mining Claim	NMC 95802
G. L. Buffington	Black Butte #2	Unpatented Lode Mining Claim	NMC 95803
G. L. Buffington	Black Butte #3	Unpatented Lode Mining Claim	NMC 95804
Lucky Boy Silver Corp.	BB-1	Unpatented Lode Mining Claim	NMC 1026931
Lucky Boy Silver Corp.	BB-2	Unpatented Lode Mining Claim	NMC 1026932
Lucky Boy Silver Corp.	BB-3	Unpatented Lode Mining Claim	NMC 1026933
Lucky Boy Silver Corp.	BB-4	Unpatented Lode Mining Claim	NMC 1026934
Lucky Boy Silver Corp.	BB-5	Unpatented Lode Mining Claim	NMC 1026935
Lucky Boy Silver Corp.	BB-6	Unpatented Lode Mining Claim	NMC 1026936
Table 1: Black Butte and Lucky Boy Land Description

The claims Black Butte, Black Butte #1 to #3, BB-1 to BB-6, and LAG 1 to 66 are valid until September 1, 2012.

Lucky Boy Silver Corp.	LAG 1 to LAG 38	Unpatented Lode Mining Claim	NMC 1047475 to NMC 1047512
Lucky Boy Silver Corp.	LAG 39 to LAG 66	Unpatented Lode Mining Claim	NMC 1051010 to NMC 1051037

RENO
Hawthorne
Black Butte Claims
Lucky Boy Silver Property
LAS VEGAS
Black Butte Claimblock
BB-1
BB-2
BB-3
BB-4
Black Butte
Black Butte #1
Black Butte #2
Black Butte #3
210070N0340E
Graves
JEEP
N
S
E
W
0
500
1,000
2,000
3,000
Feet

Figure 2: Black Butte Project Land Map

GEOLOGY

Regional Geology

The Black Butte project area is located in the Walker Lane Mineral Belt in western Nevada (Figure 1).  Rocks in the region encompassing the project areas range from Triassic age sediments to recent alluvium filling the basins.  The western side of the region is dominated by Cretaceous age intrusive rocks forming the Wassuk Range.

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

Figure 3: Legend for all Geological Maps

Gravel Pit
BM 4474
JEEP
4600
4481
25
Qal
TRe
Multiphase
Sulfide-Bearing
Quartz Vein
Qal
Pervasive
Strong
Iron Oxide
Calcite
Veining
TRe
4530
4500
Graves
N
W
E
S
0
500
1,000
2,000
Feet
TRl
TRl
Kgr
4712

Figure 4: Black Butte Project Geology Map

Figure 5: Looking west at Black Butte Project Area

Figure 6: Looking at Black Butte Vein Zone

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

Table 2: Black Butte Geochemical Summary Table

Legend
Sample Location
Black Butte Claim Block May 2010
LBR-22
LBR-23
LBR-14
LBR-15
LBR-21
LBR-16
LBR-17
LBR-13
LBR-18
LBR-20
LBR-19
26
25
JEEP
4WD
Graves
BM X 4474
5903
5341
4481
4500
4530
4712
4800
5800
5400
5200
5916
N
W
E
S
0 250 500 1,000 1,500
Feet

Figure 7: Black Butte Rock Sample Location Map

Legend
> 5.0 ppm
1.0 - 5.0
0.005 - 0.99
Less Than Detection
Black Butte Claim Block May 2010
26
4800
Black Butte Mine
5916
0.150
3.400 (0.1 opt)
46.7 (1.36 opt)
0.203
0.098
0.902
0.216
0.106
6.22
(0.18 opt)
0.197
2.590
N
W
E
S
0
250
500
1,000
Feet

Figure 8: Black Butte Gold in Rock Map

Legend
Ag_ppm_ME_ICP61
> 340 (10 opt Ag)
34 - 340
0.5 - 33.9
Less Than Detection
Black Butte Claim Block May 2010
26
4800
Black Butte
Mine
5916
5000
4.4
79.3 (2.3 opt Ag)
9.0
10.8
630.0
(18.4 opt Ag)
89.0 (2.6 opt Ag)
3.3
19.2
316.0 (9.2 opt Ag)
403.0
(11.75 opt Ag)
684.0 (19.94 opt Ag)
N
W
E
S
0
250
500
1,000
Feet

Figure 9: Black Butte Silver in Rock Map

Legend
Pb_ppm_ME_ICP61
5001 - 43000
2501 - 5000
1001 - 2500
7 - 1000
Black Butte Claim Block May 2010
26
4800
Black Butte
Mine
5916
23,100
(2.31%)
387
11,800
(1.18%)
799
683
354
412
31
20,400
(2.04 %)
3,850
43,000
(4.3%)
N
W
E
S
0
250
500
1,000
Feet

Figure 10: Black Butte Lead in Rock

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

Holders of our Common Stock

As of the date of this report the shareholders’ list of our common shares showed 47 registered shareholders. There are 74,153,214 shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended May 31, 2011, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Our business plan is to proceed with exploration of the Black Butte and our unpatented LAG claims to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

The Black Butte Project – Our Proposed Exploration Program

Our business plan for the Black Butte Project is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further exploration on the Black Butte project is justified.

Over the twelve months ending May 31, 2012 we intend to use almost all available funds to commence exploration of our mineral properties in Nevada. We anticipate that phase II will not be carried out until 2012 or 2013 and will be contingent upon favorable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Results of Operations

	Year Ended
	May 31,
	2011	2010
Revenue	$-	$-
Operating Expenses	$658,714	$264,513
Net Profit (Loss)	$(658,714)	$(264,513)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the years ended May 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	May 31,
	2011	2010
Professional fees	$538,333	$174,651
Exploration of resource property	28,829	5,000
Impariment of mining claims	57,500	57,500
General and administrative expenses	33,782	27,362
Depreciation	270	-
Total Operating Expenses	$658,714	$264,513

Operating expenses for the year ended May 31, 2011, increased by 394,257 as compared to 2010, primarily as a result of the commencement of our business plan.

During the year ended May 31, 2011, Lucky Boy incurred operating expenses of $658,714 as compared to $264,513 for 2010 and a total of $1,036,410 for the period from inception on October 19, 2006, to May 31, 2011. The costs incurred can be further subdivided into the following categories:

PROFESSIONAL FEES: Lucky Boy incurred $538,333 in professional fees for the fiscal year ended on May 31, 2011, as compared to $174,651 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an S-1 rescission offering registration statement and the attendant legal, accounting and filing expenses. From inception to October 19, 2006, we have incurred $739,519 in professional fees mainly spent on legal and accounting matters. This expense category will vary annually depending on corporate capital raising activities.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $28,829 in mineral interest acquisition and exploration costs for the year ended May 31, 2011 compared to $5,000 for the year ended May 31, 2010. For the period October 19, 2006 (inception) through May 31, 2011, $63,829 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

IMPAIRMENT OF MINING CLAIMS: During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims.  Based on this report and management’s future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be impaired to a net book value of $57,500.  This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses for the year ended May 31, 2010, representing 50% of the newly acquired claims.  During May of 2011, the Company had not yet commenced mining operations on these claims, and we elected to impair the remaining 50% of the claims.  This resulted in an impairment charge of $57,500 for the year ended May 31, 2011.  No impairments were recorded in 2009 or any prior periods.

GENERAL AND ADMINISTRATIVE EXPENSES: Lucky Boy incurred $33,782 in general and administrative expenses during the fiscal year ended May 31, 2011 as compared to $27,362 in 2010.  Since inception through May 31, 2011 the Company has incurred a total of $117,792.

RESEARCH AND DEVELOPMENT: Lucky Boy has not incurred any expenses for research and development since inception on October 19, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2011, and none were incurred in the previous fiscal year which ended on May 31, 2011. From inception to May 31, 2011, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2010 or from the date of inception.

At the end of the fiscal year under review, May 31, 2011, and as of the date of this report, Lucky Boy had 74,153,214 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	May 31,
	2011	2010
Current Assets	$314,525	$89,893
Current Liabilities	(5,984)	(1,080)
Working Capital	$308,541	$88,813

Cash Flows

	Year Ended
	May 31,
	2011	2010
Net Cash Used in Operating Activities	$(159,476)	$(90,458)
Net Cash Provided by (Used In) Investing Activities	(5,328)	(55,000)
Net Cash Provided by Financing Activities	265,000	230,000
Effect of Exchange Rate Changes	-	-
Increase In Cash During The Period	$100,196	$41,042

Since inception we have used common stock as our primary tool to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2011 was $265,000. In the fiscal year ended May 31, 2010, $230,000.  Net cash provided by financing activities from inception on October 19, 2006 was $610,000.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 - 2011. Management projects that we may require $650,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$150,000
Operating expenses	-
Future property acquisitions	430,000
Working capital	150,000
Development of properties	1,000,000
$1,730,000

As at May 31, 2011, we had a working capital surplus of $308,541. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended May 31, 2011.

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

May 31, 2011 and 2010

LUCKY BOY SIVLER, INC.
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)

Sadler, Gibb & Associates, l.l.c.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucky Boy Silver Corporation (formerly Sierra Ventures, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Lucky Boy Silver Corporation (formerly Sierra Ventures, Inc.) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Boy Silver Corporation (formerly Sierra Ventures, Inc.) as of May 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had losses from operations of $601,124 for the year ended May 31, 2011 and an accumulated deficit of $978,910 as of May 31, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
August 29, 2011

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	May 31,
	2011	2010
CURRENT ASSETS

Cash	$146,589	$46,393
Restricted cash	12,786	43,500
Prepaid expenses	155,150	-

Total Current Assets	314,525	89,893

PROPERTY AND EQUIPMENT, net	2,158	-

OTHER ASSETS
Deposits	1,200	1,200
Mining claims, net	2,900	57,500

Total Other Assets	4,100	58,700

TOTAL ASSETS	$320,783	$148,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,984	$1,080

Total Current Liabilities	5,984	1,080

STOCKHOLDERS’ EQUITY

Preferred stock, 1,000,000 shares authorized at par value $0.001, 675,000 and -0- shares isuued and outstanding, respectively	675	-
Common stock, 499,000,000 shares authorized at par value of $0.001; 74,153,214 and 140,465,000 shares issued and outstanding, respectively	74,153	140,465
Additional paid-in capital	1,276,322	334,685
Stock subscription payable	-	50,000
Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(1,036,410)	(377,696)

Total Stockholders’ Equity	314,799	147,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,783	$148,593

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Operations
			From Inception
			on October 19,
	For the Years Ended		2006 Through
	May 31,		May 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation	270	-	270
Professional fees	538,333	174,651	739,519
Exploration of resource property	28,829	5,000	63,829
Impariment of mining claims	57,500	57,500	115,000
General and administrative	33,782	27,362	117,792

Total Operating Expenses	658,714	264,513	1,036,410

LOSS FROM OPERATIONS	(658,714)	(264,513)	(1,036,410)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(658,714)	$(264,513)	$(1,036,410)

BASIC AND DILITED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	113,518,887	135,966,151

The accompanying notes are an integral part of these financial statements

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity
								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, October 19, 2006	-	$-	-	$-	$-	$-	$-	$-	$-

Common shares issued for cash	-	-	103,500,000	103,500	(88,500)	-	-	-	15,000

Currency exchange loss	-	-	-	-	-	-	(2)	-	(2)

Contributed Administrative Support & other services rendered by officers	-	-	-	-	100	-	-	-	100

Net loss for the year ended May 31, 2007	-	-	-	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	-	-	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-	-	-	-

Contributed Administrative Support & other services rendered by officers	-	-	-	-	50	-	-	-	50

Currency exchange gain	-	-	-	-	-	-	61	-	61

Net loss for the year ended May 31, 2008	-	-	-	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	-	-	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

Common shares issued for cash	-	-	30,000,000	30,000	70,000	-	-	-	100,000

Net loss for the year ended May 31, 2009	-	-	-	-	-	-	-	(51,056)	(51,056)

Balance, May 31, 2009	-	-	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026

Capital contribution	-	-	-	-	10,000	-	-	-	10,000

Common stock issued for cash at $0.40 per common share	-	-	6,375,000	6,375	163,625	50,000	-	-	220,000

Common stock issued for services	-	-	440,000	440	119,560	-	-	-	120,000

Common stock issued for mining claims	-	-	150,000	150	59,850	-	-	-	60,000

Net loss for the year ended May 31, 2010	-	-	-	-	-	-	-	(264,513)	(264,513)

Balance, May 31, 2010	-	-	140,465,000	140,465	334,685	50,000	59	(377,696)	147,513

Common stock issued pursuant to stock subscription payable	-	-	125,000	125	49,875	(50,000)	-	-	-

Common stock issued for cash at $0.63 per common share	-	-	356,154	356	224,644	-	-	-	225,000

Common stock issued for cash at $0.85 per common share	-	-	47,060	47	39,953	-	-	-	40,000

Common stock issued for prepaid services at $0.85 per common share	-	-	660,000	660	560,340	-	-	-	561,000

Common stock exchanged for preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	-	-	-	-

Net loss for the year ended May 31, 2011	-	-	-	-	-	-	-	(658,714)	(658,714)

Balance, May 31, 2011	675,000	$675	74,153,214	$74,153	$1,276,322	$-	$59	$(1,036,410)	$314,799

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA SIERRA VENTURES, INC.)
(An Exploration Stage Company)
Statements of Cash Flows
			From Inception
			on October 19,
	For the Year Ended		2006 Through
	May 31,		May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(658,714)	$(264,513)	$(1,036,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	270	-	270
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Amortization of prepaid services	412,250	-	412,250
Common stock issued for services	-	120,000	120,000
Impairment of mining claims	57,500	57,500	115,000
Changes to operating assets and liabilities:
Restricted cash	30,714	(43,500)	(12,786)
Prepaid assets	(6,400)		(6,400)
Deposits	-	(1,200)	(1,200)
Accounts payable	4,904	(2,245)	5,984

Net Cash Used in Operating Activities	(159,476)	(133,958)	(403,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,428)	-	(2,428)
Purchase of mining claims	(2,900)	(55,000)	(57,900)

Net Cash Used in Operating Activities	(5,328)	(55,000)	(60,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	-	10,000	10,000
Common stock issued for cash	265,000	220,000	600,000

Net Cash Provided by Financing Activities	265,000	230,000	610,000

NET INCREASE IN CASH	100,196	41,042	146,589
CASH AT BEGINNING OF PERIOD	46,393	5,351	-

CASH AT END OF PERIOD	$146,589	$46,393	$146,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Exchange of common stock for preferred stock	$75,000	$-	$75,000
Stock issued for stock subscriptions payable	$50,000	$-	$50,000
Common stock issued for prepaid expenses	$561,000	$-	$561,000
Common stock issued for mining claims	$-	$60,000	$60,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS

Lucky Boy Silver Corporation formerly known as Sierra Ventures, Inc. (“the Company”) was incorporated under the laws of the State of Wyoming on October 19, 2006. On February 5, 2010 the Company filed an Amendment to Articles with the Wyoming Secretary of State and changed its name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” On March 22, 2011, the corporation pursuant to Wyoming and Nevada law converted from a Wyoming corporation to a Nevada corporation.

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2011.

NOTE 2 – GOING CONCERN

The Company’s financial statements at May 31, 2011 and 2010 and for the period October 19, 2006 (inception) through May 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1,036,410 for the period from October 19, 2006 (inception) through May 31, 2011. In addition, the Company has not generated any revenues and no revenues are anticipated until the Company begins extracting and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
May 31, 2011 and 2010

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

The Company has established and escrow account wherein $50,000 was deposited in accordance with the mining lease entered into on January 28, 2008. These funds are to be drawn down against work done on the mineral properties including access upgrading, exploration activities and geologist expense related to completing a NI 43-101 report. The balance of this account is recorded as restricted cash on the balance sheet. As of May 31, 2011 there was $12,786 in restricted cash.

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

Stock based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees As of May 31, 2011, there were 356,154 warrants outstanding.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

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

Basic and diluted net loss per share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period October 19, 2006 through May 31, 2011, there were no potentially dilutive securities.

Recent Accounting Pronouncements
Recent accounting pronouncements, other accounting standards or interpretations issued or recently adopted are expected to have no material impact on the Company’s financial position, operations, or cash flows.

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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009

NOTE 4 – MINING CLAIMS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada. As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.

During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims. Based on this report and management’s future expectations of additional capital expenditures and future cash flows of the claims, management determined that the claims should be fully impaired. This resulted in the Company recognizing a $115,00 impairment charge recorded in operating expenses.

During April and May 2011 the Company re-staked various mining claims in the Candelaria region in Mineral County, Nevada.  These re-staking costs totaled $2,900 for the year ended May 31, 2011 and have been capitalized as mining claims on the Company’s balance sheet.

NOTE 5 – COMMON STOCK TRANSACTIONS

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share.  Common stock consists of 499,000,000 authorized shares of $0.001 par value common stock. As of May 31, 2011 and 2010 there were 74,153,214 and 140,465,000 shares issued and outstanding, respectively.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

NOTE 5 – COMMON STOCK TRANSACTIONS (Continued)

On January 3, 2011 the Company exchanged 67,500,000 common shares for 675,000 preferred shares with 1 to 100 voting and conversion ratio preferred to common shares.

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

On December 15, 2010, the Company issued 47,060 common shares for $40,000 cash.

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share.  The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year.  The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350%, risk free rate of 0.37%, and a stock price and issuance of $0.65.  Based on this calculation, the Company determined that the relative fair value of the warrants is $113,375 and allocated this amount of the additional paid-in capital to the warrants.

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
May 31, 2011 and 2010

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

Net deferred tax assets consist of the following components as of May 31, 2011 and 2010:

	May 31,	May 31,
Deferred tax assets	2011	2010
NOL Carryover	$84,126	$10,535)
Valuation allowance	(84,126)	(10,535)
Net Deferred Tax Asset	$-	$-

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

NOTE 6 – INCOME TAXES (Continued)

The components of income tax expense computed at the Company’s statutory tax rate of 39% are as follows:

Book loss	$(256,898)	$(103,160)
Impairment of mining claims	22,425	22,425
Common stock issued for services	160,778	46,800
Common stock issued for mining claims	-	23,400
Depreciation and amortization	105	-
Change in valuation allowance	73,591	10,535
Income Tax Expense	$-	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – SUBSEQUENT EVENTS

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

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, being May 31, 2011. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties and not having an audit committee.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, being May 31, 2011.  In making this assessment, management used the framework set forth in the report entitled “Internal Control ~~–~~ -Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2011.  The ineffectiveness of our internal control over financial reporting was due primarily to a lack of segregation of duties and not having an audit committee.

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

The Company has not taken any steps at this time to address these weaknesses.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

At a shareholders meeting held in December 2009, the stockholders approved the election of director, Kenneth B. Liebscher, to serve until the next Annual General Meeting of Shareholders or until his respective successor is elected or appointed;

At a shareholders meeting held in January 2010, the stockholders approved the name change of the corporation from Sierra Ventures Inc to Lucky Boy Silver Corp. and the forward split of our company stock of 15:1.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Kenneth B. Liebscher Fortunato Villamagna	Chief Executive Officer President/Director Chief Financial Officer Director	68 52	December 15, 2009 January 5, 2010

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

Mr. Liebscher held executive level positions while at the world’s largest dental products manufacturer, Dentsply International Inc., where he spent over 22 years in positions culminating as the Manager of their West Coast Division, headquartered in San Francisco, California. Mr. Liebscher was recruited by a major Europe-based competitor, Ivoclar Liechtenstein in 1990 to lead their entry into the North American market and, from 1990 to 1992, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300M US.

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

Item 11.  Executive Compensation.

General

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2011, and 2010; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2011, and 2010, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Liebscher(1)	2011	N/A	(3)	Nil	N/A	(3)(4)	Nil	Nil	Nil	Nil	Nil	(3)
President, Chief Executive Officer, and Director	2010	35,000		N/A	60,000		N/A	N/A	N/A	N/A	95,000
Fortunato Villamagna(2)	2011	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil
Chief Financial Officer, Secretary and Director	2010	N/A		N/A	800	(4)	N/A	N/A	N/A	N/A	800

Notes:

(1)
Mr. Liebscher was appointed as our President, Chief Executive Officer and a director of our company on December 14, 2009. Mr. Liebscher was our Chief Financial Officer and Secretary from December 14, 2009 to January 5, 2011.

(2)	Dr. Villamagna was appointed as our Chief Financial Officer, Secretary and a Director on January 5, 2010.

(3)	$35,000 and the stock valued at $60,000 were received by Wannigan Consulting Corp., a company of which Mr. Liebscher is President, CEO and director.

(4)	Valued at $0.40 per share, the price computed using the most recent trading prices.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On December 21, 2009, we entered into a business consulting agreement with Wannigan Consulting Corp., a company of which Ken Liebscher is President, CEO and director, pursuant to which Wannigan Consulting agreed to, among other things, assist us in negotiating potential acquisitions and mergers, assist us in the implementation of short term and long term strategic planning, maintain our books and records, prepare all necessary regulatory and statutory filings required of our company, and act as liaison between our company and our auditor and our transfer agent. To compensate for these services, we agreed to pay Wannigan Consulting $4,500 per month and pre-approved expenses of $500 per month. On~~,~~ January 26, 2010, we also issued 260,000 post-split shares of our common stock for these services. This agreement was for a term of four months commencing on December 21, 2009 and was automatically renewed for another four months. After a period of eight months from the date of signing of this agreement on December 21, 2009, the parties agreed that either party has the right to terminate this agreement without cause and without notice or payment in lieu thereof upon the giving of the written notice of such termination.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common	Kenneth B. Liebscher	22,650,000(5)	Direct	31.30%
	5466 Canvasback Rd, Blaine, WA 98230	560,000(3)	Indirect
Preferred	Kenneth B. Liebscher 5466 Canvasback Rd, Blaine, WA 98230	675,000	Direct	100%
Common	Fortunato Villamagna 10805 Bernini Dr., Las Vegas, NV 89141	30,000(6)	Direct	*
Common	Ian Jackson 1685 H Street, No. 155 Blaine, WA 98230	Nil	Direct	*
Common	Directors and Executive Officers as a Group (2 persons)(4)	23,240,000	Direct	31.34%

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

(2)	Based on 74,153,214 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by Wannigna Consulting Corp., a private company of which Mr Liebscher is also President and CEO.

(4)	Does not include Ian Jackson who resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 5, 2010.

(5)	Includes 10,000 pre-split (150,000 post-split) shares issued to Mr. Liebscher for compensation.

(6)	Consists of 2,000 pre-split (30,000 post-split) shares issued to Mr. Villamagna for compensation.

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

any director or executive officer of our company;

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

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2011, and for fiscal year ended May 31, 2010, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: Sadler, Gibb & Associates LLC

	Year Ended
	May 31,
	2011	2010
Audit Fees	$9,500	$2,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,500	$2,500

Gruber & Company, LLC

	Year Ended
	May 31,
	2011	2010
Audit Fees	$-	$3,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$3,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007)

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007)

3.3	Amendment to Articles filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010)

3.4	Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010)

99.1	Certificate of Change of domicile with the Nevada Secretary of State March 22, 2011 (filed herewith)

(10)	Material Contracts

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
Date: August 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 31, 2011

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 31, 2011