Form 10-Q/A
period 2011-08-31
Lucky Boy Silver Corp.
filed 2011-10-25
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended August 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,153,214 shares of common stock as of August 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Balance Sheets – August 31, 2011 and May 31, 2010	2

Statements of Operations for the three months ended August 31, 2011 and 2010 and for the period October 19, 2006 (Inception) to August 31, 2011	3

Statements of Stockholder’s Equity (Deficit) for the period October 19, 2006 (Inception) to August 31, 2011	4

Statements of Cash Flows for the three months ended August 31, 2011 and 2010 and for the period October 19, 2006 (Inception) to August 31, 2011	5

Notes to Financial Statements	6-7

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Balance Sheets

	August 31,	May 31,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$57,494	$146,589
Restricted cash	—	12,786
Prepaid expenses	104,811	155,150

Total Current Assets	162,305	314,525

PROPERTY AND EQUIPMENT, net	1,956	2,158

OTHER ASSETS

Deposits	1,200	1,200
Mining claims, net	11,196	2,900

Total Other Assets	12,396	4,100

TOTAL ASSETS	$176,657	$320,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,811	$5,984

Total Current Liabilities	2,811	5,984

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized at par value of $0.001; 675,000 and -0-shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized at par value of $0.001; 74,153,214 and 74,153,214shares issued and outstanding, respectively	74,153	74,153
Additional paid-in capital	1,276,322	1,276,322

Other comprehensive loss	59	59
Deficit accumulated during the exploration stage	(1,177,363)	(1,036,410)

Total Stockholders' Equity	173,846	314,799

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$176,657	$320,783

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended August 31,		From Inception on October 19, 2006 Through August 31,
	2011	2010	2011
REVENUES	$—	$—	$—

OPERATING EXPENSES

Depreciation	202	—	472
Professional fees	85,497	25,697	825,016
Exploration of resource property	25,147	14,132	88,976
Impariment of mining claims	—	—	115,000
General and administrative expenses	30,107	5,153	147,899

Total Operating Expenses	140,953	44,982	1,177,363

LOSS FROM OPERATIONS	(140,953)	(44,982)	(1,177,363)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(140,953)	$(44,982)	$(1,177,363)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,153,214	140,470,376

The accompanying notes are an integral part of these financial statements

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Stage	Equity/(Deficit)
Balance, October 19, 2006	—	$—	—	$—	$—	$—	$—	$—	$—

Common shares issued for cash	—	—	103,500,000	103,500	(88,500)	—	—	—	15,000

Currency exchange loss	—	—	—	—	—	—	(2)	—	(2)

Contributed Administrative Support & other services rendered by officers	—	—	—	—	100	—	—	—	100

Net loss for the year ended May 31, 2007	—	—	—	—	—	—	—	(5,816)	(5,816)

Balance, May 31, 2007	—	—	103,500,000	103,500	(88,400)	—	(2)	(5,816)	9,282

Common shares issued for cash	—	—	—	—	—	—	—	—	—

Contributed Administrative Support & other services rendered by officers	—	—	—	—	50	—	—	—	50

Currency exchange gain	—	—	—	—	—	—	61	—	61

Net loss for the year ended May 31, 2008	—	—	—	—	—	—	—	(56,311)	(56,311)

Balance, May 31, 2008	—	—	103,500,000	103,500	(88,350)	—	59	(62,127)	(46,918)

Common shares issued for cash	—	—	30,000,000	30,000	70,000	—	—	—	100,000

Net loss for the year ended May 31, 2009	—	—	—	—	—	—	—	(51,056)	(51,056)

Balance, May 31, 2009	—	—	133,500,000	133,500	(18,350)	—	59	(113,183)	2,026

Capital contribution	—	—	—	—	10,000	—	—	—	10,000

Common stock issued for cash at $0.40 per common share	—	—	6,375,000	6,375	163,625	50,000	—	—	220,000

Common stock issued for services	—	—	440,000	440	119,560	—	—	—	120,000

Common stock issued for mining claims	—	—	150,000	150	59,850	—	—	—	60,000

Net loss for the year ended May 31, 2010	—	—	—	—	—	—	—	(264,513)	(264,513)

Balance, May 31, 2010	—	—	140,465,000	140,465	334,685	50,000	59	(377,696)	147,513

Common stock issued pursuant to stock subscription payable	—	—	125,000	125	49,875	(50,000)	—	—	—

Common stock issued for cash at $0.63 per common share	—	—	356,154	356	224,644	—	—	—	225,000

Common stock issued for cash at $0.85 per common share	—	—	47,060	47	39,953	—	—	—	40,000

Common stock issued for prepaid services at $0.85 per common share	—	—	660,000	660	560,340	—	—	—	561,000

Common stock exchanged for preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	—	—	—	—

Net loss for the year ended May 31, 2011	—	—	—	—	—	—	—	(658,714)	(658,714)

Balance, May 31, 2011	675,000	675	74,153,214	74,153	1,276,322	—	59	(1,036,410)	314,799

Net loss for the three months ended August 31, 2011 (unaudited)	—	—	—	—	—	—	—	(140,953)	(140,953)

Balance, August 31, 2011 (unaudited)	675,000	$675	74,153,214	$74,153	$1,276,322	$—	$59	$(1,177,363)	$173,846

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended August 31,		From Inception on October 19, 2006 Through August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(140,953)	$(44,982)	$(1,177,363)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	202	—	472
Contributed services by an officer	—	—	150
Other comprehensive loss	—	—	59
Amortization of prepaid expense	67,874	—	480,124
Common stock issued for services	—	—	120,000
Impairment of mining claims	—	—	115,000
Changes to operating assets and liabilities:
Restricted cash	12,786	—	—
Prepaid assets	(17,535)	—	(23,935)
Deposits	—	—	(1,200)
Accounts payable	(3,173)	8,614	2,811

Net Cash Used in Operating Activities	(80,799)	(36,368)	(483,882)

CASH FLOWS FROM INVESTING ACTIVITIES

Lease deposit	0	—	—
Purchase of computer equipment	—	—	(2,428)
Purchase of mining claims	(8,296)	—	(66,196)

Net Cash Used in Operating Activities	(8,296)	—	(68,624)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	—	—	10,000
Common stock issued for cash	—	—	600,000

Net Cash Provided by Financing Activities	—	—	610,000

NET INCREASE (DECREASE) IN CASH	(89,095)	(36,368)	57,494
CASH AT BEGINNING OF PERIOD	146,589	89,893	—

CASH AT END OF PERIOD	$57,494	$53,525	$57,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	—	—	—
NON CASH FINANCING ACTIVITIES:
Common stock issued for mining claims	$—	$—	$60,000

The accompanying notes are an integral part of these financial statements.

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2011 and May 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2011 audited financial statements.  The results of operations for the periods ended August 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

LUCKY BOY SILVER CORPORATION
(FKA Sierra Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2011 and May 31, 2011
NOTE 4 – MINING CLAIMS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada. As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.  During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of these newly acquired claims. Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be fully impaired to a net book value of $-0-. This resulted in the Company recognizing a $115,000 impairment charge recorded in operating expenses during the year ended May 31, 2011.

In May and August 2011 the Company re-staked various mining claims in the Candelaria region of Nevada.  The costs incurred to re-stake these claims have been capitalized, and total $11,196 as of August 31, 2011.

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

NOTE 6 – SUBSEQUENT EVENTS

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 14 that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Lucky Boy Silver Corp.” and “Lucky Boy” mean Lucky Boy Silver Corp., unless otherwise indicated.

Our company is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

The following analysis of the results of operations and financial condition of the corporation for the period ending August 31, 2011, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

Overview

We are a start-up, exploration stage, company engaged in the search for gold, silver and related minerals. Currently our business plan is to proceed with exploration on the Company’s Black Butte and Silver Strike projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties as more fully described under the section entitled “The Business”. Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

Results of Operations

Our comparative periods for the period ended August 31, 2011 and 2010 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to August 31, 2011, was $610,000 with $600,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Revenues

We did not generate any revenues from operations for the quarter ended August 31, 2011, or for the similar quarter in 2010. To date, we have not generated any revenues from our exploration business.

Expenses

The table below shows our operating results for the three month periods ended August 31, 2011 and 2010.

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
Professional fees	85,497	25,697
Advertising and promotion	-	306
Office and rent expense	1,200	1,200
Travel, entertainment & public relations	13,468	-
Exploration of resource property	25,147	14,132
General and administrative	15,439	3,648
Total operating expenses	140,953	44,983

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011-2012. Management projects that we will require up to $1,230,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

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

Liquidity and Capital Resources

As of August 31, 2011, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of August 31, 2010, we had $228,806 in unallocated working capital.

	August 31	May 31
	2011	2011
Current Assets	$162,305	314,525
Current Liabilities	2,811	5,984
Working Capital	$159,494	308,541

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2011	2010
Net cash used in operating activities	$(80,799)	(36,368)
Net cash provided by investing activities	(8,296)	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	$(89,095)	(36,368)

Net cash provided in operating activities

Net cash used in operating activities from inception on October 19, 2006, to August 31, 2011 was $483,882. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash provided by investing activities

Net cash used in investing activities from inception on October 19, 2006, to August 31, 2011, was $68,624 as a result of the purchase of additional mining claims.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to August 31, 2011, was $610,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2011. Although inflation is moderately higher than it was during 2010 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Changes in internal control over financial reporting

During the quarter ended August 31, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of August 31, 2011 our net loss since inception was $1,177,363. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;

•	Availability and costs of financing;

•	Ongoing costs of production;

•	Market prices for the products to be produced;

•	Environmental compliance regulations and restraints; and

•	Political climate and/or governmental regulation and control.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $658,714 and $264,513, respectively, for the fiscal years ended May 31, 2011 and 2010. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Name Change

On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.”  Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “LUCB”.  Our CUSIP number is 549517 100. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 ($0.0033 post-split) and offer at $0.10 ($0.0067 post-split). On September 27, 2011 the Company’s common shares became eligible for DTC electronic trading.

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

In consideration for the claims, Mr. Liebscher agreed to pay US$55,000 to Monte Cristo Projects LLC and we issued 75,000 shares of common stock of our company to Monte Cristo Projects LLC and 75,000 shares of common stock of our company to Alan Chambers.

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

Date: October 21, 2011

By:	/s/ Kenneth Liebscher	By:	/s/ Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer