Form 10-Q
period 2011-09-30
Lucky Boy Silver Corp.
filed 2012-01-17
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended November 30, 2011

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
 Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,153,214 shares of common stock as of November 30, 2011

- ii -

- iii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – November 30, 2011 and May 31, 2011	2

Condensed Statements of Operations for the three and six months ended November 30, 2011 and 2010 and for the period October 19, 2006 (Inception) to November 30, 2011	3

Condensed Statements of Stockholder’s Equity (Deficit) for the period October 19, 2006 (Inception) to November 30, 2011	4

Condensed Statements of Cash Flows for the six months ended November 30, 2011 and 2010 and for the period October 19, 2006 (Inception) to November 30, 2011	5

Notes to Condensed Financial Statements	6-9

_______________________________________

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	November 30,	May 31,
	2011	2011
CURRENT ASSETS	(Unaudited)

Cash	$4,871	$146,589
Restricted cash	-	12,786
Prepaid expenses	29,301	155,150

Total Current Assets	34,172	314,525

PROPERTY AND EQUIPMENT, net	1,754	2,158

OTHER ASSETS

Deposits	1,200	1,200
Mineral interests	42,983	2,900

Total Other Assets	44,183	4,100

TOTAL ASSETS	$80,109	$320,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,468	$5,984

Total Current Liabilities	10,468	5,984

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized at par value of $0.001; 675,000 and -0- shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized at par value of $0.001; 74,153,214 and 74,153,214 shares issued and outstanding, respectively	74,153	74,153
Additional paid-in capital	1,276,322	1,276,322
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(1,281,568)	(1,036,410)

Total Stockholders' Equity	69,641	314,799

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,109	$320,783

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,		From Inception on October 19, 2006 Through November 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation	202	-	404	-	674
Professional fees	92,841	19,434	179,138	45,131	918,657
Exploration of resource property	14,093	4,080	18,708	18,212	82,537
Impairment of mineral interests	7,500	-	7,500	-	122,500
General and administrative expenses	20,146	9,014	39,408	14,167	157,200

Total Operating Expenses	134,782	32,528	245,158	77,510	1,281,568

LOSS FROM OPERATIONS	(134,782)	(32,528)	(245,158)	(77,510)	(1,281,568)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(134,782)	$(32,528)	$(245,158)	$(77,510)	$(1,281,568)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,153,214	140,725,493	74,153,214	140,597,285

The accompanying notes are an integral part of these condensed financial statements

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Condensed Statements of Stockholders' Equity

								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity/(Deficit)

Balance, October 19, 2006	-	$-	-	$-	$-	$-	$-	$-	$-

Common shares issued for cash	-	-	103,500,000	103,500	(88,500)	-	-	-	15,000

Currency exchange loss	-	-	-	-	-	-	(2)	-	(2)

Contributed Administrative Support & other services rendered by officers	-	-	-	-	100	-	-	-	100

Net loss for the year ended May 31, 2007	-	-	-	-	-	-	-	(5,816)	(5,816)

Balance, May 31, 2007	-	-	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282

Common shares issued for cash	-	-	-	-	-	-	-	-	-

Contributed Administrative Support & other services rendered by officers	-	-	-	-	50	-	-	-	50

Currency exchange gain	-	-	-	-	-	-	61	-	61

Net loss for the year ended May 31, 2008	-	-	-	-	-	-	-	(56,311)	(56,311)

Balance, May 31, 2008	-	-	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)

Common shares issued for cash	-	-	30,000,000	30,000	70,000	-	-	-	100,000

Net loss for the year ended May 31, 2009	-	-	-	-	-	-	-	(51,056)	(51,056)

Balance, May 31, 2009	-	-	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026

Capital contribution	-	-	-	-	10,000	-	-	-	10,000

Common stock issued for cash at $0.40 per common share	-	-	6,375,000	6,375	163,625	50,000	-	-	220,000

Common stock issued for services	-	-	440,000	440	119,560	-	-	-	120,000

Common stock issued for mining claims	-	-	150,000	150	59,850	-	-	-	60,000

Net loss for the year ended May 31, 2010	-	-	-	-	-	-	-	(264,513)	(264,513)

Balance, May 31, 2010	-	$-	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Condensed Statements of Stockholders' Equity

								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity/(Deficit)

Balance, May 31, 2010	-	$-	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

Common stock issued pursuant to stock subscription payable	-	-	125,000	125	49,875	(50,000)	-	-	-

Common stock issued for cash at $0.63 per common share	-	-	356,154	356	224,644	-	-	-	225,000

Common stock issued for cash at $0.85 per common share	-	-	47,060	47	39,953	-	-	-	40,000

Common stock issued for prepaid services at $0.85 per common share	-	-	660,000	660	560,340	-	-	-	561,000

Common stock exchanged for preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	-	-	-	-

Net loss for the year ended May 31, 2011	-	-	-	-	-	-	-	(658,714)	(658,714)

Balance, May 31, 2011	675,000	675	74,153,214	74,153	1,276,322	-	59	(1,036,410)	314,799

Net loss for the six months ended November 30, 2011 (unaudited)	-	-	-	-	-	-	-	(245,158)	(245,158)

Balance, November 30, 2011 (unaudited)	675,000	$675	74,153,214	$74,153	$1,276,322	$-	$59	$(1,281,568)	$69,641

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on October 19,
	For the Six Months Ended		2006 Through
	November 30,		November 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,158)	$(77,510)	$(1,281,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	404	-	674
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Amortization of prepaid expense	127,849	-	540,099
Common stock issued for services	-	-	120,000
Impairment of mineral interests	7,500	-	122,500
Changes to operating assets and liabilities:
Restricted cash	12,786	-	-
Prepaid assets	(2,000)	-	(8,400)
Deposits	-	-	(1,200)
Accounts payable	4,484	(250)	10,468

Net Cash Used in Operating Activities	(94,135)	(77,760)	(497,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	-	(2,428)
Purchase of mineral interests	(47,583)	-	(105,483)

Net Cash Used in Investing Activities	(47,583)	-	(107,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	-	10,000
Common stock issued for cash	-	225,000	600,000

Net Cash Provided by Financing Activities	-	225,000	610,000

NET INCREASE (DECREASE) IN CASH	(141,718)	147,240	4,871
CASH AT BEGINNING OF PERIOD	146,589	89,893	-

CASH AT END OF PERIOD	$4,871	$237,133	$4,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral interests	$-	$-	$60,000

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Notes to Condensed Financial Statements
November 30, 2011 (Unaudited)
NOTE 1 – NATURE OF OPERATIONS

Lucky Boy Silver Corporation, formerly known as Sierra Ventures, Inc. (“the Company”), was incorporated under the laws of the State of Wyoming on October 19, 2006. On February 5, 2010 the Company filed an Amendment to Articles with the Wyoming Secretary of State and changed its name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” On March 22, 2011, the corporation pursuant to Wyoming and Nevada law converted from a Wyoming corporation to a Nevada corporation.

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to November 30, 2011.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2011 audited financial statements.  The results of operations for the periods ended November 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and no revenues are anticipated until the Company begins extracting and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral interests that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Notes to Condensed Financial Statements
November 30, 2011 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 – MINERAL INTERESTS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada. As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock.  During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of these newly acquired interests. Based on this report and managements future expectations of additional capital expenditures and future cash flows of the mineral interests, management determined that the carrying value of the interests be fully impaired to a net book value of $-0-. This resulted in the Company recognizing a $115,000 impairment charge recorded in operating expenses during the year ended May 31, 2011, and an additional $7,500 impairment charge recorded during the three months ended November 30, 2011.

During the period ended November 30, 2011 the Company re-staked various mining claims in the Candelaria region of Nevada.  The costs incurred to re-stake these mineral interests have been capitalized and total $40,083 as of November 30, 2011.

NOTE 6 – STOCKHOLDERS’ EQUITY

There were no common stock transactions for the six-month period ended November 30, 2011.

LUCKY BOY SILVER CORPORATION
(An Exploration Stage Company)
Notes to Condensed Financial Statements
November 30, 2011 (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Fiscal Year Ended May 31, 2011

On January 3, 2011 the Company exchanged 67,500,000 common shares for 675,000 preferred shares with 1 to 100 voting and conversion ratio preferred to common shares.

On December 29, 2010, the Company issued 360,000 common shares to a related party as compensation for consulting services to be rendered from the date of issuance to March 31, 2011.  On the same date the Company issued 300,000 common shares to a related party for services to be performed from the date of issuance for a twelve month period with automatic renewal for another twelve month period unless notice of termination is received by either party 30 days in advance.  The consulting services have been recorded as a prepaid expense and are being amortized over the life of the contracts.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page [INSERT PAGE NUMBER] that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending November 30, 2011, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

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

During February 2010 the Company entered into two lease agreements for mineral leases located in the Mineral County, Nevada.  On February 8, 2010, we acquired 38 unpatented BLM claims including those known as the Silver Summit and Silver Strike claims and two historic, silver mine leases (“AG Properties”) known as Lucky Boy Silver Mine and the Black Butte Silver Mine. Under these agreements the Company committed $17,500 in non-refundable upfront lease payments, $10,000 in future payments to be made every nine months and $7,500 in future payments to be made annually as long as the lease is in force. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project was not recommended and the lease for the Lucky Boy mineral property was not renewed.

In the same geological report compiled by Hunsaker dated May 2010, further exploration on the Black Butte project was justified, and defined by Hunsaker in their follow up work Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 delivered to the Lucky Boy December 20th, 2011

The Candelaria Project is comprised of 68 unpatented lode mining claims in Esmeralda and Mineral County Formerly reported on as the Silver Strike project the broader program is now referred to as the Candelaria Project and currently covers 1363 acres in the Candelaria District immediately east of Silver Standard Resources Northern Belle and Mount Diablo open pit silver mines in sections 25, 35, 36, 1, 2, 3, 10, and 11 T 3 & 4N/R35E. The property is approximately 45 miles west of Tonopah, Nevada

Between June and September, 2011 68 new lode claims were located. The claims cover the ground from which high-grade silver samples were taken. The geologic setting of the samples extends from the open pit mines controlled by Silver Standard Resources onto the LAG claims.

Claim	Date Located	County	BLM-NMC Number
LAG 1 to 38	April 8, 2011	Esmeralda	1047475-1047512
LAG 39 to 50	May 25, 2011	Esmeralda & Mineral	1051010-1051021
LAG 50 to 66	June 4, 2011	Esmeralda & Mineral	1051022-1051037
LAG 67 to 68	September 20, 2011	Esmeralda	1060537-1060538

On September 27th, 2011 the shares of Lucky Boy became Depository Trust Corp. (DTC) eligible for electronic transfer.

Our Current Business – Mineral Exploration

Our current business plan is to proceed with exploration and expansion of the Black Butte and Candelaria properties and determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a report compiled by Hunsaker dated February 2011, Hunsaker concluded that the Candelaria claims warranted additional exploration whereas the Silver Summit claims did not. The development of these properties was additionally defined in Hunsaker’s December 2011 update. Our mineral properties are currently without known reserves and our proposed programs are exploratory in nature.

Our Proposed Exploration Program – Plan of Operation

We will review the Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 and  proceed with exploration on the Black Butte and Candelaria projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

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

Results of Operations

Our comparative periods for the period ended November 30, 2011 and 2010 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to November 30, 2011, was $610,000 with $600,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Revenues

We did not generate any revenues from operations for the three months ended November 30, 2011, or for the similar period in 2010. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three month periods ended November 30, 2011 and 2010.

	Three months Ended November 30, 2011	Three months Ended November 30, 2010
Professional fees	92,841	19,434
Depreciation	202	-
Impairment of mining claims	7,500	-
Exploration of resource property	14,093	4,080
General and administrative	20,146	9,014
Total operating expenses	134,782	32,528

Revenues

We did not generate any revenues from operations for the six months ended November 30, 2011, or for the similar period in 2010. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the six month periods ended November 30, 2011 and 2010.

	Six months Ended November 30, 2011	Six months Ended November 30, 2010
Professional fees	179,138	45,131
Depreciation	404	-
Impairment of mining claims	7,500	-
Exploration of resource property	18,708	18,182
General and administrative	39,408	14,167
Total operating expenses	245,158	77,510

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

Plan of Operation and Anticipated Cash Requirements

On October 29, 2010 we announced that the Company had entered into an equity financing agreement for up to $2,500,000 from Cardinal Capital Holdings, Limited. Under the terms of the agreement, the Company may from time to time request a purchase of up to $250,000 per request. On October 28, 2010 we received our first draw of $225,000. Under the terms of the agreement, we could have drawn up to a total of $1,500,000 through October 19th, 2011. The investment group, at its discretion, may invest an additional $1,000,000 at $0.65 when the total first round has been completed.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011-2012. Management projects that we will require up to $1,380,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

General and administrative expenses	$80,000
Future property acquisitions	150,000
Working capital	50,000
Development of properties	1,100,000
$1,380,000

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

Liquidity and Capital Resources

As of November 30, 2011, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of November 30, 2010, we had $228,806 in unallocated working capital.

	November 30	May 31
	2011	2011
Current Assets	$34,172	314,525
Current Liabilities	10,468	5,984
Working Capital	$23,704	308,541

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Six months	Six months
	Ended	Ended
	November 30,	November 30,
	2011	2010
Net cash used in operating activities	$(94,135)	(77,760)
Net cash provided by investing activities	(47,583)	-
Net cash provided by financing activities	-	225,000
Net increase (decrease) in cash	$(141,718)	147,240

Net cash provided in operating activities

Net cash used in operating activities from inception on October 19, 2006, to November 30, 2011 was $497,218. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash provided by investing activities

Net cash used in investing activities from inception on October 19, 2006, to November 30, 2011, was $107,911 as a result of the purchase of additional mining claims and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to November 30, 2011, was $610,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2011. Although inflation is moderately higher than it was during 2010 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

i)
Lack of segregation of duties.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically re-evaluate this situation.

ii)
Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)
Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending May 31, 2012.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of November 30, 2011 our net loss since inception was $1,281,568. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 74,153,214 shares are issued and outstanding as of December 20, 2011 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of December 20, 2011.  Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share.  The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year.  The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350% risk free rate of 0.37%, and a stock price and issuance of $0.65.  Based on this calculation, the Company determined that the relative fair value of the warrants is $113,148 and allocated this amount of the additional paid-in capital to the warrants

On December 15, 2010 the Company issued 47,060 shares of its restricted common stock issued to 20 shareholders subscribed for at a price of $0.85 per share in private placements for $40,000 cash.

On December 29, 2010 the Company issued 300,000 of its restricted common stock to a related party at $0.001 per share for consulting services valued at $300.

On December 31, 2010 the Company issued 360,000 of its restricted common stock for investor relation services at $0.001 valued at $360.

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

10.10*	Investor Relations Agreement dated December 31, 2010 with International IR, Inc.
14.1	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
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

Date: January 13, 2012

By:	/s/ Kenneth Liebscher	By:	/s/ Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer