Form 10-Q
period 2012-02-29
Lucky Boy Silver Corp.
filed 2012-03-29
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended February 29, 2012

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,653,215 shares of common stock as of March 27, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – February 29, 2012 (Unaudited) and May 31, 2011	F-1

Condensed Statements of Operations for the three and nine months ended February 29, 2012, the three and nine months ended February 28, 2011, and for the period October 19, 2006 (Inception) to February 29, 2012 (Unaudited)	F-2

Condensed Statements of Stockholder’s Equity for the period October 19, 2006 (Inception) to February 29, 2012 (Unaudited)	F-3

Condensed Statements of Cash Flows for the nine months ended February 29, 2012, the nine months ended February 28, 2011, and for the period October 19, 2006 (Inception) to February 29, 2012 (Unaudited)	F-5

Notes to Condensed Financial Statements	F-6 – F-7

iii

LUCKY BOY SILVER CORPORATION

(An Exploration Stage Company)

Condensed Balance Sheets

	February 29,	May 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$233,561	$146,589
Restricted cash	-	12,786
Prepaid expenses	13,500	155,150

Total Current Assets	247,061	314,525

PROPERTY AND EQUIPMENT, net	1,552	2,158

OTHER ASSETS

Deposits	1,200	1,200
Mineral interests	47,696	2,900

Total Other Assets	48,896	4,100

TOTAL ASSETS	$297,509	$320,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,595	$5,984

Total Current Liabilities	1,595	5,984

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized
at par value of $0.001; 675,000 and -0-
shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized
at par value of $0.001; 74,653,215 and 74,153,214
shares issued and outstanding, respectively	74,653	74,153
Additional paid-in capital	1,575,822	1,276,322
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(1,355,295)	(1,036,410)

Total Stockholders' Equity	295,914	314,799

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,509	$320,783

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on October 19,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	February 29,	February 28,	February 29,	February 28	February 29,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation	202	-	606	-	876
Professional fees	44,034	279,986	223,172	325,117	962,691
Exploration of resource property	1,107	5,203	19,815	23,415	83,644
Impairment of mineral interests	-	-	7,500	-	122,500
General and administrative expenses	28,384	3,311	67,792	17,478	185,584

Total Operating Expenses	73,727	288,500	318,885	366,010	1,355,295

LOSS FROM OPERATIONS	(73,727)	(288,500)	(318,885)	(366,010)	(1,355,295)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(73,727)	$(288,500)	$(318,885)	$(366,010)	$(1,355,295)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,272,659	94,457,105	74,192,591	126,832,302

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

LUCKY BOY SILVER CORPORATION

(An Exploration Stage Company)

Condensed Statements of Stockholders' Equity

								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity/(Deficit)

Balance, May 31, 2010	-	$-	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

Common stock issued pursuant to stock subscription payable	-	-	125,000	125	49,875	(50,000)	-	-	-

Common stock issued for cash at $0.63 per common share	-	-	356,154	356	224,644	-	-	-	225,000

Common stock issued for cash at $0.85 per common share	-	-	47,060	47	39,953	-	-	-	40,000

Common stock issued for prepaid services at $0.85 per common share	-	-	660,000	660	560,340	-	-	-	561,000

Common stock exchanged for preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	-	-	-	-

Net loss for the year ended May 31, 2011	-	-	-	-	-	-	-	(658,714)	(658,714)

Balance, May 31, 2011	675,000	675	74,153,214	74,153	1,276,322	-	59	(1,036,410)	314,799

Common stock issued for cash at $0.60 per common share (unaudited)	-	-	500,001	500	299,500	-	-	-	300,000

Net loss for the nine months ended February 29, 2012 (unaudited)	-	-	-	-	-	-	-	(318,885)	(318,885)

Balance, February 29, 2012 (unaudited)	675,000	$675	74,653,215	$74,653	$1,575,822	$-	$59	$(1,355,295)	$295,914

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			From Inception
	For the Nine	For the Nine	on October 19,
	Months Ended	Months Ended	2006 Through
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318,885)	$(366,010)	$(1,355,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	606	67	876
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Amortization of prepaid expense	127,849	-	540,099
Common stock issued for services	-	238,844	120,000
Impairment of mineral interests	7,500	-	122,500
Changes to operating assets and liabilities:
Restricted cash	12,786	-	-
Prepaid assets	13,801	(11,400)	7,401
Deposits	-	-	(1,200)
Accounts payable	(4,389)	2,266	1,595

Net Cash Used in Operating Activities	(160,732)	(136,233)	(563,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,428)	(2,428)
Purchase of mineral interests	(7,500)	-	(65,400)
Capitalized exploration and development costs	(44,796)	-	(44,796)

Net Cash Used in Investing Activities	(52,296)	(2,428)	(112,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	-	10,000
Common stock issued for cash	300,000	265,000	900,000

Net Cash Provided by Financing Activities	300,000	265,000	910,000

NET INCREASE (DECREASE) IN CASH	86,972	126,339	233,561
CASH AT BEGINNING OF PERIOD	146,589	89,893	-

CASH AT END OF PERIOD	$233,561	$216,232	$233,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral interests	$-	$-	$60,000
Exchange of common stock for preferred stock	$-	$67,500	$75,000
Stock issued for subscriptions payable	$-	$50,000	$50,000
Common stock issued for prepaid expenses	$-	$561,000	$561,000

The accompanying notes are an integral part of these condensed financial statements.

LUCKY BOY SILVER CORPORATION

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 and May 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2011 audited financial statements. The results of operations for the periods ended February 29, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

LUCKY BOY SILVER CORPORATION

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 29, 2012 and May 31, 2011

NOTE 4 – MINERAL INTERESTS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada. As consideration for the purchase, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock. During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of these newly acquired claims. Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be fully impaired to a net book value of $-0-. This resulted in the Company recognizing a $115,000 impairment charge recorded in operating expenses during the year ended May 31, 2011, and an additional $7,500 impairment charge recorded during the nine months ended February 29, 2012.

During the period ended February 29, 2012 the Company incurred various costs of exploration and development on mining claims owned by the Company located in the Candelaria region of Nevada. The exploration and development costs incurred with respect to these claims have been capitalized as mineral interests and total $44,796 as of February 29, 2012.

NOTE 5 – STOCKHOLDERS’ EQUITY

Nine Months Ended February 29, 2012

On January 6, 2012 the Company issued 83,334 shares of its Common Stock for $50,000 cash.

On February 14, 2012 the Company issued 416,667 shares of its Common Stock for $250,000 cash.

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

On December 15, 2010, the Company issued 47,060 common shares for $40,000 cash.

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share. The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year. The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350%, risk free rate of 0.37%, and a stock price and issuance of $0.65. Based on this calculation, the Company determined that the relative fair value of the warrants is $113,175 and allocated this amount of the additional paid-in capital to the warrants.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 15 that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In the same geological report compiled by Hunsaker dated May 2010, further exploration on the Black Butte project was justified, and defined by Hunsaker in their follow up work Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 delivered to the Lucky Boy December 20th, 2011

The Candelaria Project is comprised of 68 unpatented lode mining claims in Esmeralda and Mineral County Formerly reported on as the Silver Strike project the broader program is now referred to as the Candelaria Project and currently covers 1363 acres in the Candelaria District immediately east of Silver Standard Resources Northern Belle and Mount Diablo open pit silver mines in sections 25, 35, 36, 1, 2, 3, 10, and 11 T 3 & 4N/R35E. The property is approximately 45 miles west of Tonopah, Nevada

Between June and September, 2011 68 new lode claims were located. The claims cover the ground from which high-grade silver samples were taken. The geologic setting of the samples extends from the open pit mines controlled by Silver Standard Resources onto the LAG claims (Table 1 and Figure 2).

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

Results of Operations

Our comparative periods for the period ended February 29, 2012 and February 28, 2011 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006, to February 29, 2012, was $910,000 with $900,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Three Months Ended February 29, 2012 and February 28, 2011

Revenues

We did not generate any revenues from operations for the three and nine month periods ended February 29, 2012 and February 28, 2011. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three month periods ended November 30, 2011 and 2010.

	Three months Ended February 29, 2012	Three months Ended February 28, 2011
Professional fees	44,034	279,986
Depreciation	202	-
Exploration of resource property	1,107	5,203
General and administrative	28,384	3,311
Total operating expenses	73,727	288,500

Nine Months Ended February 29, 2012 and February 28, 2011

Revenues

We did not generate any revenues from operations for the nine months ended February 29, 2012 and February 28, 2011. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the nine month periods ended February 29, 2012 and February 28, 2011.

	Nine months Ended February 29, 2012	Nine months Ended February 28, 2011
Professional fees	223,172	325,117
Depreciation	606	-
Impairment of mining claims	7,500	-
Exploration of resource property	19,815	23,415
General and administrative	67,792	17,478
Total operating expenses	318,885	366,010

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

Plan of Operation and Anticipated Cash Requirements

On October 29, 2010 we announced that the Company had entered into an equity financing agreement for up to $2,500,000 from Cardinal Capital Holdings, Limited. Under the terms of the agreement, the Company may from time to time request a purchase of up to $250,000 per request. On October 28, 2010 we received our first draw of $225,000 and issued 356,154 restricted common shares at $0.65 per share. Under the terms of the agreement, we could have drawn up to a total of $1,500,000 through October 19th, 2011. The investment group, at its discretion, may invest an additional $1,000,000 at $0.65 when the total first round has been completed.

Based on our current plan of operations, we have sufficient funds for approximately the next six months, after which time we will require additional funds to continue our exploration operations.

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
$1,380,000

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of February 29, 2012, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of February 29, 2012, we had $245,466 in unallocated working capital.

	February 29	May 31
	2012	2011
Current Assets	$247,061	314,525
Current Liabilities	1,595	5,984
Working Capital	$245,466	308,541

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	February 29,	February 28,
	2012	2011
Net cash used in operating activities	$(160,732)	(136,233)
Net cash used in investing activities	(52,296)	(2,428)
Net cash provided by financing activities	300,000	265,000
Net increase (decrease) in cash	$86,972	126,339

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to February 29, 2012 was $563,815. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006, to February 29, 2012, was $112,624 as a result of the purchase of additional mining claims and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to February 29, 2012, was $910,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2012. Although inflation is moderately higher than it was during 2011 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of February 29, 2012 our net loss since inception was $1,355,295. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 74,653,215 shares are issued and outstanding as of February 29, 2012 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of February 29, 2012. Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

As a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs and/or whether we will be able to raise the funds necessary to meet the cash requirements for these costs.

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

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.65 per share.  The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year.  The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350% risk free rate of 0.37%, and a stock price and issuance of $0.65.  Based on this calculation, the Company determined that the relative fair value of the warrants is $113,148 and allocated this amount of the additional paid-in capital to the warrants

On December 15, 2010 the Company issued 47,060 shares of its restricted common stock issued to 20 shareholders subscribed for at a price of $0.85 per share in private placements for $40,000 cash.

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

On January 6, 2012 the Company issued 83,334 shares of its Common Stock for $50,000 cash.

On February 14, 2012 the Company issued 416,667 shares of its Common Stock for $250,000 cash.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
10.1	Option to Purchase and Royalty Agreement dated March 22, 2007 with Jiujiang Gao Feng Mining Industry Limited Company filed as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.4	First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15 2009 filed as an exhibit to our Form 10-K filed on September 8, 2009
10.5	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.8	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp. (incorporated by reference to an exhibit to our annual report on Form 10-K filed September 14, 2010.
10.9	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal Capital Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)
10.10	Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
14.1	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0	Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 files on Form 8-K filed on December 27, 2010
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucky Boy Silver Corp.

(Registrant)

Date: March 29, 2012

By:	/s/ Kenneth Liebscher	By:	/s/ Fortunato Villamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer

