Form 10-K
period 2012-05-31
Lucky Boy Silver Corp.
filed 2012-08-29
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-53284

National Graphite Corp.

(formerly Lucky Boy Silver Corp.)

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

Yes [  ] No [X]

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

Yes [X] No [  ] Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

74,653,215 common shares at $0.65 on February 29, 2012, which is the quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “NGRC”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 75,669,881 common  shares issued and outstanding as of August 27, 2012.

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

any of which may cause our company’s or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our” and “Lucky Boy” mean National Graphite Corp. unless otherwise indicated.

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

Fracture - A break in the rock, the opening of which allows mineral-bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

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

Igneous rocks - Rocks formed by the solidification of molten material from far below the earth's surface.

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

Magnetic survey - A geophysical survey that measures the intensity of the Earth's magnetic field.

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

Pyrite - A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as "fool's gold".

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

Rock - Any natural combination of minerals; part of the earth's crust.

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

PART I

Item 1. Business.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 5466 Canvasback Rd., Blaine, Washington 98230. Our telephone number is (702) 839-4029. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” On May 9, 2012 we changed the name of our Company to National Graphite Corp. We changed the name of our company to better reflect the direction and business of our company.

On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. Our statutory registered agent's office is located at 701 N. Green Valley Pkwy, Ste 200-238, Henderson, NV 89074. Our telephone number is (702) 839-4029.

We are a start-up, exploration-stage company engaged in the search for gold, silver, graphite and related minerals. Our mineral properties are without known reserves and our proposed program is explanatory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

On April 20, 2012, the Company entered into an agreement with Habitants Minerals Ltd. (“Habitants”) granting the Company the sole and exclusive right to purchase 100% right, title and interest in and to the applications and subsequent claims to be issued by Quebec Ministry of Resources and Fauna for the following applications:

The Quebec applications cover ground referred to in reports GM19842, GM35169, GM35267, GM19844, GM20308, GM13866, reports which report historic graphite occurrences on Lot 32 and Lot 33 Range 11 in Low Township, Lot 1 Range 2 in Suffolk Township, Lot 9 and Lot 16 Range 3 and Lot 10 Range 9 all in Clarendon Township, Lot 46 Range 11 in Low Township, and ground in Lochaber Township covering historic mag anomalies.

APPLICATION 1186716 (29 claims)

APPLICATION 1187995 (14 claims)

APPLICATION 1187994 (12 claims)

APPLICATION 1187992 (10 claims)

65 claims approx., 60 hectares each = 3900 hectares

The consideration for the transaction was payment by the Company to Habitants a total of Fifty Thousand United States Dollars (US$50,000.00) consisting of Twenty Five Thousand United States Dollars ($25,000.00) on the date of execution of this Agreement and Twenty Five Thousand United States Dollars ($25,000.00) upon the issuance of the claims in the Company’s name, and the issuance of 100,000 shares of the Company’s common stock within 15 days of the date of the closing of the transaction described in the Agreement or within 15 days of any Regulatory Approvals required for the issuance of the shares.

On April 24, 2012, the Company entered into an agreement with GeoXplor Corporation to purchase a 100% interest in and to the Chedic Graphite Property consisting of 20 Mineral Lode Claims in Township, 15 North, Range 19 East, Sections 25 & 26 Carson City, NV mining claims compromising approximately 400 acres.

The purchase price for the Property is a total of $425,000 in cash, an issuance of 2,500,000 shares of the Company’s Restricted Common Stock, and a work commitment on the Property of up to $1,000,000 over four years as follows:

a.) Cash Consideration: Purchaser will pay Seller $425,000 USD in cash consideration as follows :

i)	USD $50,000 upon the signing of the Agreement ( the “Effective Date” ),
ii)	an additional USD $25,000 on or before 6 months from the Effective Date ,
iii)	an additional USD $25,000 on or before 12 months from the Effective Date,
iv)	an additional USD $50,000 on or before 18 months from the Effective Date,
v)	an additional USD $75,000 on or before 24 Months from the Effective Date,
vi)	an additional USD $50,000 on or before 30 months from the Effective Date,
vii)	an additional USD $50,000 on or before 36 months from the Effective Date,
viii)	an additional USD $50,000 on or before 42 months from the Effective Date,
ix)	an additional USD $50,000 on or before 48 months from the Effective Date ( for a total cash consideration of $425,000 on or before 48 months from and after the Effective Date. )

b) Stock Consideration: (restricted common shares)

i)	500,000 shares upon the signing of the Agreement (the “Effective Date“),
ii)	500,000 shares on or before 6 months from the Effective Date,
iii)	500,000 shares on or before 18 months from the Effective Date,
iv)	500,000 shares on or before 24 months from the Effective Date,
v)	500,000 shares on or before 48 months from the Effective Date,

c) Work Commitment:

Purchaser will provide funds for the conduct of a program of work to be undertaken by the Seller for the benefit of the Property of not less than USD $1,000,000 over 4 years as follows:

i)	$100,000 on or before 12 months from the Effective Date,
ii)	$300,000 on or before 24 months from the Effective Date,
iii)	$300,000 on or before 36 months from the Effective date ,
iv)	$300,000 on or before 48 months from the Effective Date.

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

Our business plan for the Black Butte and Lucky Boy projects is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program.In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project is not recommended while further exploration on the Black Butte project is justified. We did not renew the Lucky Boy Silver Mine lease.

As per the purchase agreement of the Nevada graphite property, the Company is committed to anexpenditure of at least $100,000 on the property over the next twelve months.

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

Government Regulations

Any operations at the our mineral properties will be subject to various federal and state laws and regulations in the United States and laws and regulations in Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States and in Canada.

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

We were incorporated in the State of Wyoming on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $1,411,956.

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

We have no known mineral reserves and we may not find any gold, silver or graphite if we find gold, silver or graphite it may not be in economic quantities. If we fail to find any gold, silver or graphite or if we are unable to find gold, silver or graphite in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold, silver or graphite, it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold, silver or graphite in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold, silver or graphite is recoverable, we do not know that this can be done at a profit. Failure to locate gold, silver or graphite in economically recoverable quantities will cause us to suspend operations.

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

Management will devote only a limited amount of time to National Graphite’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

Mr. Kenneth B. Liebscher will be devoting approximately 20 hours per week to National Graphite’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

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

Few shares of our common stock have been traded on the OTC Bulletin Board. As a result, our stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. This severely limits the liquidity of shares of our common stock and has a material adverse effect on the market price for shares of our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell shares of our common stock that they have purchased and may lose all of their investment.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 75,669,881 shares are issued and outstanding as of August 27, 2012. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $375,546 and $658,714, respectively, for the fiscal years ended May 31, 2012 and 2011. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2 Properties.

Principal Office

Our principal office is located at 7230 Indian Creek Lane, Las Vegas, Nevada 89149. Our telephone number is (702) 849-4029. On January 1, 2012 our office rental agreement was adjusted to a $500 per month rental fee for office space in Nevada. The term of the agreement is on a month-to-month basis starting from January 1, 2012.

Our Mineral Properties

The Black Butte and Lucky Boy Projects

On February 8, 2010, we acquired 38 unpatented BLM claims including those known as Silver Summit and Candelaria and 2 historic silver mine leases ("Ag Properties") known as Lucky Boy Silver Mine and the Black Butte Silver Mine. As part of the mining lease proposal for the Lucky Boy Silver Mine, the Company agreed to pay a $10,000 non-refundable lease payment and an additional $10,000 lease payment every nine months commencing on November 17, 2010, and every nine months thereafter as long as the lease is in force. The Company deposited $50,000 in an escrow account to be drawn against invoices for work done on the property including access upgrading, exploration activities and geological expenses. Upon the recommendation of our consulting geologist, we did not renew the lease of the Lucky Boy Silver Mine.

On May 25, 2011 we expanded our claims in the Candelaria area to 66 unpatented claims by staking the LAG claims.

These mineral properties are without known reserves and the proposed program is explanatory in nature.

The Graphite Prospects

On April 20, 2012, Lucky Boy Silver Corp. entered into an agreement with Habitants Minerals Ltd. granting Lucky Boy the sole and exclusive right to purchase 100% right, title and interest in and to the applications and subsequent claims to be issued by Quebec Ministry of Resources and Fauna for the following applications:

The Quebec applications cover ground referred to in reports GM19842, GM35169, GM35267, GM19844, GM20308, GM13866, reports which report historic graphite occurrences on Lot 32 and Lot 33 Range 11 in Low Township, Lot 1 Range 2 in Suffolk Township, Lot 9 and Lot 16 Range 3 and Lot 10 Range 9 all in Clarendon Township, Lot 46 Range 11 in Low Township, and ground in Lochaber Township covering historic mag anomalies.

APPLICATION 1186716 (29 claims)

APPLICATION 1187995 (14 claims)

APPLICATION 1187994 (12 claims)

APPLICATION 1187992 (10 claims)

65 claims approx., 60 hectares each = 3900 hectares

On April 24, 2012, Lucky Boy Silver Corp. entered into an agreement with GeoXplor Corporation to purchase a 100% interest in and to the Chedic Graphite Property consisting of 20 Mineral Lode Claims in Township, 15 North, Range 19 East, Sections 25 & 26 Carson City, NV mining claims compromising approximately 400 acres.

Location and Means and Access

We have acquired an interest in the Black Butte and Lucky Boy projects in the Mineral County, Nevada. Black Butte is in T7N/R34E sections 25 and 26.Candelaria is in T3N/R35E sections 1,2, and 3; T4N/R35E sections 25, 35, and 36.

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

The land position initially consisted of the Black Butte unpatented lode mining claims (Table 1 and Figure 2). Additional lode claims (BB-1 to6) were staked on August 12, 2010 to cover the interpreted extensions of the mineralized zone.

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

Table 1: Black Butte and Lucky Boy Land Description

The claims Black Butte, Black Butte #1 to #3, BB-1 to BB-6 , and LAG 1 to 66 are valid until September 1, 2012.

Lucky Boy Silver Corp.	LAG 1 to LAG 38	Unpatented Lode Mining Claim	NMC 1047475 to NMC 1047512

Lucky Boy Silver Corp.	LAG 39 to LAG 66	Unpatented Lode Mining Claim	NMC 1051010 to NMC 1051037
20

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

Figure 4: Black Butte Project Geology Map

24

Figure 5: Looking west at Black Butte Project Area

Figure 6: Looking at Black Butte Vein Zone

25

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

Table 2: Black Butte Geochemical Summary Table

26

Figure 7: Black Butte Rock Sample Location Map

27

Figure 8: Black Butte Gold in Rock Map

28

Figure 9: Black Butte Silver in Rock Map

29

Figure 10: Black Butte Lead in Rock

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to National Graphite.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “NGRC”. Our CUSIP number is 631268 104. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 ($0.0033 post-split) and offer at $0.10 ($0.0067 post-split).

Holders of our Common Stock

As of the date of this report the shareholders' list of our common shares showed 22 registered shareholders. There are 75,669,881 shares outstanding.

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

During the year ended May 31, 2012 the Company issued 500,000 shares of its restricted common stock issued to non-afilliated shareholders subscribed for at a price of $0.60 per share in private placements for $300,000 cash.

During the year ended May 31, 2012 the Company issued 500,000 shares of its restricted common stock as consideration for the purchase of certain mineral interests in Carson City, Nevada. These shares were valued at $0.60 per share, resulting in an aggregate value of $300,000.

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

We are a start-up, exploration stage company engaged in the search for gold, silver, graphite and related minerals. Our mineral properties are without known reserves and our proposed program is explanatory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Our business plan is to proceed with exploration of the Black Butte and our unpatented LAG claims to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties. As per our purchase agreement, the Company is obligated to spend a minimum of $100,000 over the next twelve months on its Chedic graphite claims in Nevada.

The Black Butte Project – Our Proposed Exploration Program

Our business plan for the Black Butte Project is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program.In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further exploration on the Black Butte project is justified.

Over the twelve months ending May 31, 2013 we intend to use almost all available funds to commence exploration of our mineral properties in Nevada. We anticipate that phase II will not be carried out until 2013 or 2014 and will be contingent upon favorable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Results of Operations

	Year Ended
	May 31,
	2012	2011
Revenue	$-	$-
Operating Expenses	$375,546	$658,714
Net Profit (Loss)	$(375,546)	$(658,714)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the years ended May 31, 2012 and 2011 are outlined in the table below:

	Year Ended
	May 31,
	2012	2011
Professional fees	$256,566	$538,333
Exploration of resource property	27,316	28,829
Depreciation	808	270
Impairment of mining claims	-	57,500
General and administrative expenses	90,856	33,782
Total Operating Expenses	$375,546	$658,714

Operating expenses for the year ended May 31, 2012, increased by 283,168 as compared to 2011, primarily as a result of the commencement of our business plan.

During the year ended May 31, 2012, National Graphite incurred operating expenses of $375,546 as compared to $658,714 for 2011 and a total of $1,411,956 for the period from inception on October 19, 2006, to May 31, 2012. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: National Graphite incurred $256,566 in professional fees for the fiscal year ended on May 31, 2012, as compared to $538,333 for the previous fiscal year. Decreased costs were incurred in the past year as the result of the completion of the filing of an S-1 rescission offering registration statement and the attendant legal, accounting and filing expenses. From inception to October 19, 2006, we have incurred $996,085 in professional fees mainly spent on legal and accounting matters. This expense category will vary annually depending on corporate capital raising activities.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $27,316 in mineral interest acquisition and exploration costs for the year ended May 31, 2012 compared to $28,829 for the year ended May 31, 2011. For the period October 19, 2006 (inception) through May 31, 2012, $91,145 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

IMPAIRMENT OF MINING CLAIMS: During May of 2010 the Company had a preliminary geology study performed to assess the potential reserves of its newly acquired claims. Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be impaired to a net book value of $57,500. This resulted in the Company recognizing a $57,500 impairment charge recorded in operating expenses for the year ended May 31, 2011. No such impairments were recorded in the 2012 fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES: National Graphite incurred $90,856 in general and administrative expenses during the fiscal year ended May 31, 2012 as compared to $33,782 in 2011. Since inception through May 31, 2012 the Company has incurred a total of $208,648. The Company spent less on office and travel expenses during 2011 which contributed to the decrease in expenses.

RESEARCH AND DEVELOPMENT: National Graphite has not incurred any expenses for research and development since inception on October 19, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2012, and none were incurred in the previous fiscal year which ended on May 31, 2011. From inception to May 31, 2012, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2012 or from the date of inception.

At the end of the fiscal year under review, May 31, 2012, and as of the date of this report, National Graphite had 75,153,214 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	May 31,
	2012	2011
Current Assets	$111,709	$314,525
Current Liabilities	(1,595)	(5,984)
Working Capital	$110,114	$308,541

Cash Flows

	Year Ended
	May 31,
	2012	2011
Net Cash Used in Operating Activities	$(239,891)	$(159,476)
Net Cash Used In Investing Activities	(98,489)	(5,328)
Net Cash Provided by Financing Activities	300,000	265,000
Effect of Exchange Rate Changes	-	-
Increase In Cash During The Period	$(38,380)	$100,196

Since inception we have used common stock to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2012 was $300,000, compared to $ 265,000 during the fiscal year ended May 31, 2011. Net cash provided by financing activities from inception on October 19, 2006 was $910,000.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 - 2013. Management projects that we may require $1,730,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$150,000
Operating expenses	-
Future property acquisitions	430,000
Working capital	150,000
Development of properties	1,000,000
$1,730,000

As at May 31, 2012, we had a working capital surplus of $110,114. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012-2013. Management projects that we will require up to $1,730,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

General and administrative expenses	$150,000
Future property acquisitions	430,000
Working capital	150,000
Development of properties	1,000,000
$1,730,000

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended May 31, 2012,

NATIONAL GRAPHITE CORP.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the Fiscal Years Ended May 31, 2012 and 2011

and from inception on October 19, 2006 through May 31, 2012

NATIONAL GRAPHITE CORP.

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

National Graphite Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of National Graphite Corp. as of May 31, 2012 and 2011, and from inception on October 19, 2009 through May 31, 2012 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of National Graphite Corp. as of May 31, 2012 and 2011 and from inception on October 19, 2009 through May 31, 2012, and the results of their operations and their cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
Sadler, Gibb & Associates, LLC
Farmington, UT
August 28, 2012

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Balance Sheets

	May 31, 2012	May 31, 2011

ASSETS
CURRENT ASSETS

Cash	$108,209	$146,589
Restricted cash	-	12,786
Prepaid expenses	3,500	155,150

Total Current Assets	111,709	314,525

PROPERTY AND EQUIPMENT, net	1,350	2,158

OTHER ASSETS

Deposits	26,400	1,200
Mineral interests	401,389	2,900

Total Other Assets	427,789	4,100

TOTAL ASSETS	$540,848	$320,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,595	$5,984

Total Current Liabilities	1,595	5,984

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized at par value of $0.001; 675,000 and 675,000 shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized at par value of $0.001; 75,153,214 and 74,153,214 shares issued and outstanding, respectively	75,153	74,153
Additional paid-in capital	1,875,322	1,276,322
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(1,411,956)	(1,036,410)

Total Stockholders' Equity	539,253	314,799

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$540,848	$320,783

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Operations

	For the Years Ended May 31,		From Inception on October 19, 2006 Through May 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration of resource properties	27,316	28,829	91,145
Impairment of mineral interests	-	57,500	115,000
Depreciation expense	808	270	1,078
Professional fees	256,566	538,333	996,085
General and administrative expenses	90,856	33,782	208,648

Total Operating Expenses	375,546	658,714	1,411,956

LOSS FROM OPERATIONS	(375,546)	(658,714)	(1,411,956)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(375,546)	$(658,714)	$(1,411,956)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,308,694	113,518,887

The accompanying notes are an integral part of these financial statements

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Stockholders’ Equity

					Additional	Stock	Other	Deficit Accumulated During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity

Balance, October 19, 2006	-	$-	-	$-	$-	$-	$-	$-	$-
Common shares issued for cash	-	-	103,500,000	103,500	(88,500)	-	-	-	15,000
Currency exchange loss	-	-	-	-	-	-	(2)	-	(2)
Contributed Administrative Support & other services rendered by officers	-	-	-	-	100	-	-	-	100
Net loss for the year ended
May 31, 2007	-	-	-	-	-	-	-	(5,816)	(5,816)
Balance, May 31, 2007	-	-	103,500,000	103,500	(88,400)	-	(2)	(5,816)	9,282
Common shares issued for cash	-	-	-	-	-	-	-	-	-
Contributed Administrative Support & other services rendered by officers	-	-	-	-	50	-	-	-	50
Currency exchange gain	-	-	-	-	-	-	61	-	61
Net loss for the year ended May 31, 2008	-	-	-	-	-	-	-	(56,311)	(56,311)
Balance, May 31, 2008	-	-	103,500,000	103,500	(88,350)	-	59	(62,127)	(46,918)
Common shares issued for cash	-	-	30,000,000	30,000	70,000	-	-	-	100,000
Net loss for the year ended May 31, 2009	-	-	-	-	-	-	-	(51,056)	(51,056)
Balance, May 31, 2009	-	-	133,500,000	133,500	(18,350)	-	59	(113,183)	2,026
Capital contribution	-	-	-	-	10,000	-	-	-	10,000
Common stock issued for cash at $0.40 per common share	-	-	6,375,000	6,375	163,625	50,000	-	-	220,000
Common stock issued for services	-	-	440,000	440	119,560	-	-	-	120,000
Common stock issued for mining claims	-	-	150,000	150	59,850	-	-	-	60,000
Net loss for the year ended May 31, 2010	-	-	-	-	-	-	-	(264,513)	(264,513)
Balance, May 31, 2010	-	$-	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Stockholders' Equity

					Additional	Stock	Other	Deficit Accumulated During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity

Balance, May 31, 2010	-	$-	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513
Common stock issued pursuant to stock subscription payable	-	-	125,000	125	49,875	(50,000)	-	-	-
Common stock issued for cash and warrants at $0.63 per common share	-	-	356,154	356	224,644	-	-	-	225,000
Common stock issued for cash at $0.85 per common share	-	-	47,060	47	39,953	-	-	-	40,000
Common stock issued for prepaid services at $0.85 per common share	-	-	660,000	660	560,340	-	-	-	561,000
Common stock exchanged for preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	-	-	-	-
Net loss for the year ended May 31, 2011	-	-	-	-	-	-	-	(658,714)	(658,714)
Balance, May 31, 2011	675,000	675	74,153,214	74,153	1,276,322	-	59	(1,036,410)	314,799
Common stock issued for cash at $0.60 per common share	-	-	500,000	500	299,500	-	-	-	300,000
Common stock issued for acquisition of mineral claims	-	-	500,000	500	299,500	-	-	-	300,000
Net loss for the year ended May 31, 2012	-	-	-	-	-	-	-	(375,546)	(375,546)
Balance, May 31, 2012	675,000	$675	75,153,214	$75,153	$1,875,322	$-	$59	$(1,411,956)	$539,253

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Cash Flows

	For the Years Ended		From Inception on October 19, 2006 Through
	May 31,		May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(375,546)	$(658,714)	$(1,411,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	808	270	1,078
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Amortization of prepaid expense	137,849	412,250	561,000
Common stock issued for services	-	-	120,000
Impairment of mineral interests	-	57,500	112,101
Changes to operating assets and liabilities:
Restricted cash	12,786	30,714	-
Prepaid expenses	13,801	(6,400)	(3,500)
Deposits	(25,200)	-	(26,400)
Accounts payable	(4,389)	4,904	1,595

Net Cash Used in Operating Activities	(239,891)	(159,476)	(645,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,428)	(2,428)
Purchase of mineral interests	(98,489)	(2,900)	(153,490)

Net Cash Used in Investing Activities	(98,489)	(5,328)	(155,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	-	10,000
Common stock issued for cash	300,000	265,000	900,000

Net Cash Provided by Financing Activities	300,000	265,000	910,000

NET INCREASE (DECREASE) IN CASH	(38,380)	100,196	108,209
CASH AT BEGINNING OF PERIOD	146,589	46,393	-

CASH AT END OF PERIOD	$108,209	$146,589	$108,209

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Cash Flows

	For the Years Ended		From Inception on October 19, 2006 Through
	May 31,		May 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued in conversion of common stock	$-	$67,500	$67,500
Common stock issued for prepaid expenses	$-	$561,000	$561,000
Common stock issued for mineral interests	$300,000	$-	$360,000

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS

National Graphite Corporation formerly known as Lucky Boy Silver Corporation, which was formerly known as Sierra Ventures, Inc. (“the Company”) was incorporated under the laws of the State of Wyoming on October 19, 2006. On May 8, 2012 the Company filed an Amendment to Articles with and changes its name from “Lucky Boy Silver Corporation” to “National Graphite Corporation.” On February 5, 2010 the Company filed an Amendment to Articles with the Wyoming Secretary of State and changed its name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corporation.” On March 22, 2011, the Company pursuant to Wyoming and Nevada law converted from a Wyoming corporation to a Nevada corporation.

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2012.

NOTE 2 – GOING CONCERN

The Company’s financial statements at May 31, 2012 and 2011 and for the period October 19, 2006 (inception) through May 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1,411,956 for the period from October 19, 2006 (inception) through May 31, 2012. In addition, the Company has not generated any revenues and no revenues are anticipated until the Company begins extracting and selling ore, and there is no assurance that commercially viable deposits exist on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The Company has elected a May 31 fiscal year end.

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

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company has established and escrow account wherein $50,000 was deposited in accordance with the mining lease entered into on January 28, 2008. These funds are to be drawn down against work done on the mineral properties including access upgrading, exploration activities and geologist expense related to completing a NI 43-101 report. The balance of this account is recorded as restricted cash on the balance sheet. As of May 31, 2012 and 2011 there was $-0- and $12,786 in restricted cash, respectively.

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

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Property Acquisition Costs

The costs of acquiring mineral properties are capitalized and amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company's ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

Exploration and Development Costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven (measured) and probable (indicated) reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended May 31, 2012 and 2011, the Company recorded impairment to mineral rights of $-0- and $57,500, respectively.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2012 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 “Stock Compensation.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company has adopted the ASC 740 “Income Taxes” as of its inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. As of May 31, 2012 and 2011, there were 356,154 common stock warrants outstanding, none of which were considered “in the money” at May 31, 2012.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following amounts as of May 31, 2012 and 2011:

	May 31, 2012	May 31, 2011
Computer equipment	$2,428	$2,428
Accumulated depreciation	(1,078)	(270)
Total	$1,350	$2,158

Depreciation expense was $808 and $270, for the years ended May 31, 2012 and 2011, respectively.

NOTE 5 – MINERAL INTERESTS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada. As consideration for options on the mineral properties, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock. During 2010 the Company had a preliminary geology study performed to assess the potential reserves of these newly acquired claims. Based on this report and managements future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be fully impaired to a net book value of $-0-. This resulted in the Company recognizing a $-0- and $57,500 of impairment charges recorded in operating expenses during the years ended May 31, 2012 and 2011, respectively.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 5 – MINERAL INTERESTS (CONTINUED)

During the year ended May 31, 2012 the Company incurred various costs of exploration and development on mining claims owned by the Company located in the Candelaria region of Nevada. The ongoing acquisition costs incurred with respect to these claims have been capitalized as mineral interests and total $48,490 as of May 31, 2012.

On April 20, 2012, the Company entered into an agreement to purchase mineral claims in Quebec, Canada. The purchase is not complete due to the fact that the Company is waiting for registration approval from the Quebec government. As consideration for the acquisition, the Company agreed to pay $50,000 in cash and issue 100,000 shares of common stock. The Company has paid $25,000 in cash, which is held in a deposit until the purchase is closed. As of May 31, 2012, the Company has not issued the agreed upon shares of common stock as it is awaiting registration approval of the mineral claims by the Quebec government to do so.

On April 24, 2012, the Company entered into an agreement to purchase mineral claims in Carson City, Nevada. As consideration for the purchase, the Company agreed to pay a total $425,000 in cash and to issue a total 2,500,000 shares of common stock. The Company has also agreed to a work commitment of no less than $1,000,000 in exploration and development costs over the next 48 months. As of May 31, 2012, the Company has paid $50,000 in cash and has issued 500,000 shares of common stock under the following payment structure:

a) Cash Consideration:

i)	USD $50,000 upon the signing of the Agreement (the “Effective Date” ),
ii)	an additional USD $25,000 on or before 6 months from the Effective Date ,
iii)	an additional USD $25,000 on or before 12 months from the Effective Date,
iv)	an additional USD $50,000 on or before 18 months from the Effective Date,
v)	an additional USD $75,000 on or before 24 Months from the Effective Date,
vi)	an additional USD $50,000 on or before 30 months from the Effective Date,
vii)	an additional USD $50,000 on or before 36 months from the Effective Date,
viii)	an additional USD $50,000 on or before 42 months from the Effective Date,
ix)	an additional USD $50,000 on or before 48 months from the Effective Date (for a total cash consideration of $425,000).

b) Stock Consideration:

i)	500,000 shares upon the signing of the Agreement (the “Effective Date“),
ii)	500,000 shares on or before 6 months from the Effective Date,
iii)	500,000 shares on or before 18 months from the Effective Date,
iv)	500,000 shares on or before 24 months from the Effective Date,
v)	500,000 shares on or before 48 months from the Effective Date, (for a total stock consideration of 2,500,000 common shares).

c) Work Commitment:

The Company has agreed to provide funds for the conduct of a program of work to be undertaken by the seller for the benefit of the property of not less than USD $1,000,000 over 4 years as follows:

i)	$100,000 on or before 12 months from the Effective Date,
ii)	$300,000 on or before 24 months from the Effective Date,
iii)	$300,000 on or before 36 months from the Effective Date,
iv)	$300,000 on or before 48 months from the Effective Date.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share. Common stock consists of 499,000,000 authorized shares of $0.001 par value common stock. As of May 31, 2012 and 2011 there were 75,153,214 and 74,153,214 shares issued and outstanding, respectively.

Effective April 6, 2010, the Company conducted a 15:1 forward stock split of its common stock. The split was approved by FINRA for taking effect on the OTC-BB at the open of business on March 31, 2010. The transfer agent effected the forward split on their records as of April 6, 2010. The Company’s statements of stockholders’ equity have been retroactively restated to reflect the split.

Common Stock Activity, Fiscal Year Ended May 31, 2012

The Company issued 500,000 shares of its common stock at $0.60 per share for $300,000 cash. The shares issued were valued at the cash price per share received. The Company also issued 500,000 shares of its common stock at $0.60 for acquisition of mineral interests in Carson City, NV. The shares issued were valued at the value of the most recent issuance of common stock for cash.

Common Stock Activity, Fiscal Year Ended May 31, 2011

On January 3, 2011 the Company exchanged 67,500,000 common shares for 675,000 preferred shares with 1 to 100 voting and conversion ratio preferred to common shares. On December 29, 2010, the Company issued 360,000 common shares for consulting services to be rendered from the date of issuance to March 31, 2011. On the same date the Company issued 300,000 common shares for services to be performed from the date of issuance for a twelve month period with automatic renewal for another twelve month period unless notice of termination is received by either party 30 days in advance. The consulting services have been recorded as a prepaid expense and are being amortized over the life of the contracts. On December 15, 2010, the Company issued 47,060 common shares for $40,000 cash.

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share. The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year. The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350 percent, risk free rate of 0.37 percent, and a stock price and issuance of $0.65. Based on this calculation, the Company determined that the relative fair value of the warrants is $136,699 and allocated this amount of the additional paid-in capital to the warrants.

NOTE 7 – STOCK OPTIONS AND WARRANTS

The Company utilizes the Black-Scholes option-pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company's common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 7 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share. The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year. The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350 percent, risk free rate of 0.37 percent, and a stock price and issuance of $0.63. Based on this calculation, the Company determined that the relative fair value of the warrants is $136,699 and allocated this amount of the additional paid-in capital to the warrants.

A summary of all warrants outstanding and exercisable as of May 31, 2012 and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	356,154	$0.38	1.41	$136,699
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of Period	356,154	0.38	0.40	136,699
Exercisable at the end of Period	356,154	$0.38	0.40	$136,699

A summary of all employee options outstanding and exercisable under the plan as of May 31, 2011 and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	-	$-	-	$-
Granted	356,154	0.38	1.41	136,699
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at the end of Period	356,154	0.38	1.41	136,699
Exercisable at the end of Period	356,154	$0.38	1.41	$136,699

NOTE 8 – INCOME TAXES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2012 and 2011

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	May 31, 2012	May 31, 2011
Income tax benefit attributable to:
Net operating loss	$25,686	$64,248)
Change in valuation allowance	(25,686)	(64,248)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	May 31, 2012	May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$79,568	$53,882)
Valuation allowance	(79,568)	(53,882)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

On July 18, 2012, the Company issued 416,667 shares of common stock at $0.60 per share for cash proceeds of $250,000. On July 27, 2012, the Company paid the remaining $25,000 and on July 23, 2012 the Company issued the remaining 100,000 shares of common stock required for the transfer of mineral claims located in Quebec, Canada which were acquired during the fiscal year ended May 31, 2012.

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 15, 2010 our Board of Directors approved of the engagement of Sadler Gibb & Associates LLC, PO Box 411, Farmington UT, 84025, as its independent auditor. None of the reports of Sadler Gibb & Associates LLC on the Company’s financial statements for either of the two most recent fiscal years, contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its Form 10-K for the fiscal year ended May 31, 2011, a going concern qualification in the registrant’s audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the past two fiscal years and interim periods.

Item 9A(T). Controls and Procedures.

As of May 31, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2012:

i)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

ii)	Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)	Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending May 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

At a shareholders meeting held in December 2009, the stockholders approved the election of director, Kenneth B. Liebscher, to serve until the next Annual General Meeting of Shareholders or until his respective successor is elected or appointed;

At a shareholders meeting held in January 2010, the stockholders approved the name change of the corporation from Sierra Ventures Inc to Lucky Boy Silver Corp. and the forward split of our company stock of 15:1. On May 9, 2012 the stockholders approved the name change of our Company to National Graphite Corp.

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

Name Change

On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” On May 9, 2012 we changed the name of our Company to National Graphite Corp. Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “NGRC”.  Our CUSIP number is 631268 104. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 ($0.0033 post-split) and offer at $0.10 ($0.0067 post-split).

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Kenneth B. Liebscher	Chief Executive Officer President/Director	69	December 15, 2009
Fortunato Villamagna	Chief Financial Officer Director	53	January 5, 2010

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Liebscher, spent approximately 50% of his time (approximately 20 hours per week) on the affairs of National Graphite. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

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

Mr. Liebscher currently also serves on the Board of Directors of Tiger Oil & Energy, Inc. (TGRO.OTC BB).

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

Dr. Villamagna has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses used in the mining industry. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa. In addition to joining National Graphite, Dr. Villamagna also served as CEO of UTEC Inc. Prior to the role Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President – Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive.

Dr. Villamagna currently also serves on the Board of Directors of Northumberland Resources Inc. (NHUR.OTC BB).

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Item 11. Executive Compensation.

General

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2012, and 2011; and

●	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012, and 2011, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Liebscher(1)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer, and Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Fortunato Villamagna(2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer, Secretary and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1)	Mr. Liebscher was appointed as our President, Chief Executive Officer and a director of our company on December 14, 2009. Mr. Liebscher was our Chief Financial Officer and Secretary from December 14, 2009 to January 5, 2011.
(2)	Dr. Villamagna was appointed as our Chief Financial Officer, Secretary and a Director on January 5, 2010.

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

Except as disclosed above, the members of the Board of Directors are not compensated by National Graphite for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment contracts or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by National Graphite, with respect to the officers, directors, employees or consultants of National Graphite that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common	Kenneth B. Liebscher 5466 Canvasback Rd, Blaine, WA 98230	22,650,000(5) 560,000(3)	Direct Indirect	31.30%
Preferred	Kenneth B. Liebscher 5466 Canvasback Rd, Blaine, WA 98230	675,000	Direct	100%
Common	Fortunato Villamagna 10805 Bernini Dr., Las Vegas, NV 89141	30,000(6)	Direct	*
Common	Ian Jackson 1685 H Street, No. 155 Blaine, WA 98230	Nil	Direct	*
Common	Directors and Executive Officers as a Group (2 persons)(4)	23,240,000	Direct	31.34%

Notes:

*	Less than 1%.

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 75,669,881 shares of our common stock issued and outstanding.

(2)	Based on 75,669,881 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by Wannigan Consulting Corp., a private company of which Mr Liebscher is also President and CEO.

(4)	Does not include Ian Jackson who resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 5, 2010.

(5)	Includes 10,000 pre-split (150,000 post-split) shares issued to Mr. Liebscher for compensation.

(6)	Consists of 2,000 pre-split (30,000 post-split) shares issued to Mr. Villamagna for compensation.

Changes in Control

We do not anticipate at this time any changes in control of National Graphite. There are no arrangements either in place or contemplated which may result in a change of control of National Graphite. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

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

●	any director or executive officer of our company;

●	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

●	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2012, and for fiscal year ended May 31, 2011, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: Sadler, Gibb & Associates LLC.

	Year Ended
	May 31,
	2012	2011
Audit Fees	$9,500	$9,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,500	$9,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

3.3	Amendment to Articles filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).

3.4	Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).

99.1	Certificate of Change of domicile with the Nevada Secretary of State March 22, 2011 (filed herewith).

(10)	Material Contracts

10.1	Option To Purchase And Royalty Agreement between National Graphite Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

10.2	First Amendment to Option to Purchase and Royalty Agreement between National Graphite Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on September 8, 2009).

10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Harcourt Chan (incorporated by reference to an exhibit to our registration statement on Form S-1/A filed on January 14, 2009).

10.4	First Amendment to Option to Purchase and Royalty Agreement between Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on September 8, 2009).

10.5	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 31, 2009).

10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).

10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).

10.8	Purchase Agreement dated 4/20/12 with Habitants Minerals Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 23, 2012).

10.9	Purchase Agreement dated 4/20/12 with GeoXplor Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 2, 2012).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics & Compliance Program (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Kenneth B. Liebscher

31.2*	Section 302 Certification of Fortunato Villamagna

(32)	Section 906 Certifications

32.1*	Section 906 Certification of Kenneth B. Liebscher

32.2*	Section 906 Certification of Fortunato Villamagna

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 29, 2012

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 29, 2012

