Form 10-K/A
period 2012-05-31
Lucky Boy Silver Corp.
filed 2012-09-04
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

NATIONAL GRAPHITE CORP.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to National Graphite Corp., Annual Report on Form 10-K for the Annual period ended May 31, 2012, filed with the Securities and Exchange Commission on August 29, 2012 (the “Form 10-K”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 4, 2012

/s/ Fortunato Villamagna
By: Fortunato Villamagna
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 4, 2012

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

3.3	Amendment to Articles filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).

3.4	Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).

99.1	Certificate of Change of domicile with the Nevada Secretary of State March 22, 2011 (filed herewith).

(10)	Material Contracts

10.1	Option To Purchase And Royalty Agreement between National Graphite Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

10.2	First Amendment to Option to Purchase and Royalty Agreement between National Graphite Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on September 8, 2009).

10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Harcourt Chan (incorporated by reference to an exhibit to our registration statement on Form S-1/A filed on January 14, 2009).

10.4	First Amendment to Option to Purchase and Royalty Agreement between Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on September 8, 2009).

10.5	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 31, 2009).

10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).

10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).

10.8	Purchase Agreement dated 4/20/12 with Habitants Minerals Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 23, 2012).

10.9	Purchase Agreement dated 4/20/12 with GeoXplor Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 2, 2012).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics & Compliance Program (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).

(31)	Section 302 Certifications

31.1	Section 302 Certification of Kenneth B. Liebscher

31.2	Section 302 Certification of Fortunato Villamagna

(32)	Section 906 Certifications

32.1	Section 906 Certification of Kenneth B. Liebscher

32.2	Section 906 Certification of Fortunato Villamagna

(101)	XBRL Related Document

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith