Form 10-Q
period 2012-08-31
National Graphite Corp
filed 2012-10-19
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-146675

NATIONAL GRAPHITE CORP.

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

Yes [X ] No [   ]

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

Yes [   ] No [ X ]

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

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of the latest practicable date: 75,669,881 shares of common stock and 675,000 preferred shares each carrying a 100:1 voting and conversion right as of August 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – August 31, 2012 (Unaudited) and May 31, 2012	F-1

Condensed Statements of Operations for the three months ended August 31, 2012 and 2011, and for the period October 19, 2006 (Inception) to August 31, 2012 (Unaudited)	F-2

Condensed Statements of Stockholder’s Equity for the period October 19, 2006 (Inception) to August 31, 2012 (Unaudited)	F-3

Condensed Statements of Cash Flows for the three months ended August 31, 2012 and 2011, and for the period October 19, 2006 (Inception) to August 31, 2012 (Unaudited)	F-5

Notes to Condensed Financial Statements	F-7 - F-9

_______________________________________

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Balance Sheets

	August 31, 2012	May 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$194,624	$108,209
Prepaid expenses	3,500	3,500

Total Current Assets	198,124	111,709

PROPERTY AND EQUIPMENT, net	1,147	1,350

OTHER ASSETS

Deposits	1,400	26,400
Mineral interests	521,368	401,389

Total Other Assets	522,768	427,789

TOTAL ASSETS	$722,039	$540,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,594	$1,595

Total Current Liabilities	1,594	1,595

STOCKHOLDERS’ EQUITY

Preferred stock, 1,000,000 shares authorized at par value of $0.001; 675,000 and 675,000 shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized at par value of $0.001; 75,669,881 and 75,153,214 shares issued and outstanding, respectively	75,670	75,153
Additional paid-in capital	2,184,805	1,875,322
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(1,540,764)	(1,411,956)

Total Stockholders’ Equity	720,445	539,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$722,039	$540,848

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Operations

 (unaudited)

	For the Three Months Ended		From Inception on October 19, 2006
	August 31,		Through
	2012	2011	Aug 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration of resource properties	56,998	25,147	148,143
Impairment of mineral interests	-		115,000
Depreciation expense	202	202	1,280
Professional fees	29,238	85,497	1,025,323
General and administrative expenses	42,370	30,107	251,018

Total Operating Expenses	128,808	140,953	1,540,764

LOSS FROM OPERATIONS	(128,808)	(140,953)	(1,540,764)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(128,808)	$(140,953)	$(1,540,764)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	75,402,671	74,153,214

The accompanying notes are an integral part of these condensed financial statements

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

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

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity

Balance, May 31, 2010	-	$-	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

Common stock issued pursuant to stock subscription payable	-	-	125,000	125	49,875	(50,000)	-	-	-

Common stock issued for cash and warrants at $0.63 per common share	-	-	356,154	356	224,644	-	-	-	225,000

Common stock issued for cash at $0.85 per common share	-	-	47,060	47	39,953	-	-	-	40,000

Common stock issued for prepaid services at $0.85 per common share	-	-	660,000	660	560,340	-	-	-	561,000

Common stock exchanged for preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	-	-	-	-

Net loss for the year ended May 31, 2011	-	-	-	-	-	-	-	(658,714)	(658,714)

Balance, May 31, 2011	675,000	675	74,153,214	74,153	1,276,322	-	59	(1,036,410)	314,799

Common stock issued for cash at $0.60 per common share	-	-	500,000	500	299,500	-	-	-	300,000

Common stock issued for acquisition of mineral claims	-	-	500,000	500	299,500	-	-	-	300,000

Net loss for the year ended May 31, 2012	-	-	-	-	-	-	-	(375,546)	(375,546)

Balance, May 31, 2012	675,000	$675	75,153,214	$75,153	$1,875,322	$-	$59	$(1,411,956)	$539,253

Common stock issued for cash at $0.60 per common share (unaudited)	-	-	416,667	417	249,583	-	-	-	250,000

Common stock issued for acquisition of mineral claims (unaudited)	-	-	100,000	100	59,900	-	-	-	60,000

Net loss for the Three Months ended August 31, 2012 (unaudited)	-	-	-	-	-	-	-	(128,808)	(128,808)

Balance, August 31, 2012 (unaudited)	675,000	$675	75,669,881	$75,670	$2,184,805	$-	$59	$(1,540,764)	$720,445

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception on
	For the Three Months Ended		October 19, 2006
	August 31,		Through
	2012	2011	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,808)	$(140,953)	$(1,540,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	202	202	1,281
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Amortization of prepaid expense		67,874	561,000
Common stock issued for services	-	-	120,000
Impairment of mineral interests	-		112,101
Changes to operating assets and liabilities:
Restricted cash	-	12,786	-
Prepaid expenses	-	(17,535)	(3,500)
Deposits	25,000	-	(1,400)
Accounts payable	(1)	(3,173)	1,594

Net Cash Used in Operating Activities	(103,606)	(80,799)	(749,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-		(2,428)
Purchase of mineral interests	(59,978)	(8,296)	(213,469)

Net Cash Used in Investing Activities	(59,979)	(8,296)	(215,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	-	10,000
Common stock issued for cash	250,000	-	1,150,000

Net Cash Provided by Financing Activities	250,000	-	1,160,000

NET INCREASE (DECREASE) IN CASH	86,415	(89,095)	194,624
CASH AT BEGINNING OF PERIOD	108,209	146,589	-

CASH AT END OF PERIOD	$194,624	$57,494	$194,624

 The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.

(FKA LUCKY BOY SILVER CORPORATION)

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended		From Inception on October 19, 2006
	August 31,		Through
	2012	2011	August 31, 2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued in conversion of common stock	$-	$-	$67,500
Common stock issued for prepaid expenses	$-	$-	$561,000
Common stock issued for mineral interests	$60,000	$-	$420,000

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

August 31, 2012 and May 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements. The results of operations for the periods ended August 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

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

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

August 31, 2012 and May 31, 2012

NOTE 4 – MINERAL INTERESTS

As of May 31, 2012 the Company had capitalized $401,389 of costs related to the acquisition of mineral interests on mineral properties located throughout the United States. During the three months ended August 31, 2012, the Company capitalized $34,979 of additional cash expenditures and $60,000 in stock issuances related to the acquisition of mineral interests. The Company also reclassified $25,000 of cash payments previously recorded as deposits to mineral interest as the terms of the deposit were fulfilled during the three month period, leaving a balance of capitalized mineral interests of $521,368 as of August 31, 2012.

NOTE 5 – STOCKHOLDERS’ EQUITY

Three Months Ended August, 2012

On April 20, 2012, the Company entered into an agreement to purchase mineral claims in Quebec, Canada. The purchase was not complete due to the fact that the Company was waiting for registration approval from the Quebec government. The company completed the purchase during the three month period ended August 31, 2012. As consideration for the acquisition, the Company agreed to pay $50,000 in cash and issue 100,000 shares of common stock. The Company had paid $25,000 of the $50,000 in cash, which was held in a deposit until the purchase was closed. On July 18, 2012 the company made its second $25,000 payment to complete the agreed upon $50,000 payment. On July 23, 2012 the Company issued the agreed upon 100,000 shares of common stock to complete the purchase of mineral claims in Quebec, Canada. The shares were valued at $0.60 per share, which was equal to the most recent price per share of common stock issued for cash.

On July 18, 2012 the Company issued 416,667 shares of common stock for $250,000 cash.

Fiscal Year Ended May 31, 2011

On January 3, 2011 the Company exchanged 67,500,000 common shares for 675,000 preferred shares with 1 to 100 voting and conversion ratio preferred to common shares.

On December 29, 2010, the Company issued 360,000 common shares to a consultant for services to be rendered from the date of issuance to March 31, 2011. On the same date the Company issued 300,000 common shares to a consultant for services to be performed from the date of issuance for a twelve month period with automatic renewal for another twelve month period unless notice of termination is received by either party 30 days in advance. The consulting services have been recorded as a prepaid expense and are being amortized over the life of the contracts.

On December 15, 2010, the Company issued 47,060 common shares for $40,000 cash.

NOTE 6 – STOCK OPTIONS AND WARRANTS

The Company utilizes the Black-Scholes option-pricing model for calculating the fair value of the options granted as defined by ASC Topic 718, which is an acceptable valuation approach under ASC 718. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.

Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

August 31, 2012 and May 31, 2012

 NOTE 6 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

A summary of all warrants outstanding and exercisable as of August 31, 2012 and changes during the year then ended is set forth below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	356,154	$0.38	0.40	$136,699
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at August 31, 2012	356,154	0.38	0.15	136,699
Exercisable at August 31, 2012	356,154	$0.38	0.15	$136,699

NOTE 7 – SUBSEQUENT EVENTS

On October 17, 2012 the Company entered into a Share Issuance Agreement with an unrelated third party entity. Pursuant to the terms of the agreement, the third party agreed to provide a financing line to the Company of no greater than $2,500,000, from which the Company can receive advances of no more than $250,000 per advance. In exchange for any advances made, the Company agrees to issue shares of its common stock. The number of shares to be issued shall be based upon a ten percent discount to the average of the closing trading prices of the five day period immediately prior to issuance. In connection with the Agreement, an officer of the Company agreed to cancel 8,000,000 shares of common stock held by the officer.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A. Risk Factors on page 15 that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “National Graphite Corp and or Lucky Boy Silver Corp.” and “Lucky Boy” or National Graphite mean National Graphite Corp., unless otherwise indicated.

Our company is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

The following analysis of the results of operations and financial condition of the corporation for the period ending August31, 2012, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

Overview

We are a start-up, exploration stage, company engaged in the search for gold, silver and related minerals. Currently our business plan calls for development of our 100% interest in and to the Chedic Graphite Property consisting of 20 U.C. Mineral Lode Claims in Township, 15 North, Range 19 East, Sections 25 & 26 Carson City, NV mining claims compromising approximately 400 acres. On Sept 17th 2012, the Company expanded its interests with the acquisition of 15 additional Lode Claims thus expanding the Chedic holdings to 700 acres. The Company will continue toproceed with exploration on the Company’s Black Butte and Silver Strike projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties as more fully described under the section entitled “The Business”.Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 andNevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share. Our statutory registered agent’s office is located at 701 N. Green Valley Pkwy, Ste 200-238, Henderson, NV 89074. Our telephone number is (702) 839-4029.

On March 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration property referred to as the Zhangjiafan Mining Property located in Jiangxi Province, People’s Republic of China, by entering into an Option to Purchase and Royalty Agreement with JiujiangGaoFeng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China (“Jiujiang”), the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out exploration work. At the completion of the field work on this property, management determined that further expenditures or issuance of stock for this property was not in the best interest of the Company and the project was abandoned.

During February 2010 the Company entered into two lease agreements for mineral leases located in the Mineral County, Nevada. On February 8, 2010, we acquired 38 unpatented BLM claims including those known as the Silver Summit and Silver Strike claims and two historic, silver mine leases (“AG Properties”) known as Lucky Boy Silver Mine and the Black Butte Silver Mine.Under these agreements the Company committed $17,500 in non-refundable upfront lease payments, $10,000 in future payments to be made every nine months and $7,500 in future payments to be made annually as long as the lease is in force. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project was not recommended and the lease for the Lucky Boy mineral property was not renewed.

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

On September 27th, 2011 the shares of National Graphite Corp (formerly Lucky Boy Silver Corp.) became Depository Trust Corp. (DTC) eligible for electronic transfer.

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

a.) Cash Consideration: Purchaser will pay Seller $425,000 USD in cash consideration as follows:

i) USD $50,000 upon the signing of the Agreement (the “Effective Date”),

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

i) 500,000 shares upon the signing of the Agreement (the “Effective Date”),
ii) 500,000 shares on or before 6 months from the Effective Date,
iii) 500,000 shares on or before 18 months from the Effective Date,
iv) 500,000 shares on or before 24 months from the Effective Date,
v) 500,000 shares on or before 48 months from the Effective Date,

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

On Sept 17th 2012, the Company expanded its interests with the acquisition of 15 additional Lode Claims thus expanding the Chedic holdings to 700 acres.

Our Current Business – Mineral Exploration

Our current business plan is to return the Chedic property to full production and has authorized the Management of the Company to proceed with the development of the Chedic mine property and complete a evaluation of the available graphite tonnage. The company has approved expenditures for the next phase of development.

The Company will continue its exploration and expansion of the Black Butte and Candelaria propertiesand determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a report compiled by Hunsaker dated February 2011, Hunsaker concluded that the Candelaria claims warranted additional exploration whereas the Silver Summit claims did not. The development of these properties was additionally defined in Hunsaker’s December 2011 update. Our mineral properties are currently without known reserves and our proposed programs are exploratory in nature.

Our Proposed Exploration Program – Plan of Operation

We have reviewed the Company’s geologist Report on the Chedic Mine viability and believe further expenditures are warranted. The work to date has discovered a second viable vein of graphite ore and commissioned a drill program to further outline the length and depth of the existing veins.

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

Results of Operations

Our comparative periods for the period ended August 31, 2012 and May31, 2011 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to August 31, 2012, was $1,160,000, with $1,150,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Three Months Ended August 31, 2012 and August 31, 2011.

Revenues

We did not generate any revenues from operations for the three month periods ended August 31, 2012. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three month periods ended August 31, 2012 and 2011.

	Three months Ended August 31, 2012	Three months Ended August 31, 2011
Professional fees	29,238	85,497
Depreciation	202	202
Exploration of resource property	56,998	25,147
General and administrative	42,370	30,107
Total operating expenses	128,808	140,953

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that we have significantly decreased the professional expenses incurred. This decrease in professional fees was partially offset by increases in exploration expenses and general and administrative expenses.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

On October 17, 2012 we announced that the Company had entered into an equity financing agreement for up to $2,500,000. Under the terms of the agreement, the Company may from time to time request a purchase of up to $250,000 per request at price of 10% discount to the average price of our shares over the previous five trading days. As part of the terms of the financing, management have agreed to cancel 8,000,000 of their common shares in order to minimize dilution as a result of this transaction.

Based on our current plan of operations, we have sufficient funds for approximately the next six months, after which time we will require additional funds to continue our exploration operations.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012-2013. Management projects that we will require up to $1,410,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

General and administrative expenses	$80,000
Future property acquisitions	180,000
Working capital	50,000
Development of properties	1,100,000
$1,410,000

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of August 31, 2012, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of August 31, 2012, we had $196,530 in unallocated working capital.

	August 31	May 31
	2012	2011
Current Assets	$198,124	111,709
Current Liabilities	1,594	1,595
Working Capital	$196,530	110,114

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three months	Three months
	Ended	Ended
	August 31,	August 31,
	2012	2011
Net cash used in operating activities	$(103,606)	(80,799)
Net cash used in investing activities	(59,979)	(8,296)
Net cash provided by financing activities	250,000	-
Net increase (decrease) in cash	$86,415	(89,095)

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to August 31, 2012 was $749,479. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006, to August 31, 2012, was $215,897 as a result of the purchase of additional mining claims and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to August 31, 2012, was $1,160,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2012. Although inflation is moderately higher than it was during 2012 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 18th, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31,2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 18, 2012:

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of August 31, 2012 our net loss since inception was $1,540,764. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have no known mineral reserves and we may not find any commercial quantities of graphite,gold or silver if we find graphite,gold or silver it may not be in economic quantities. If we fail to find any graphite, gold or silver or if we are unable to find graphite, gold or silver in economic quantities, we will have to suspend operations.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 75,669,881 shares are issued and outstanding as of August 31, 2012 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of August 31, 2012. Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past five years,National Graphite Corp (formerly Lucky Boy Silver Corp.) has sold the following securities which were not registered under the Securities Act:

October 31, 2006

We issued 90,000,000 (6,000,000 pre-split) shares of restricted common stock at a price of $0.001 per share through a Section 4(2) exemption to Ian Jackson our founder, officer and director on October 31, 2006 for cash consideration of $6,000.

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

November 30, 2006

We issued 13,500,000(900,000 pre-split) shares of restricted common stock at a price of $0.01 per share through a Rule 504D offering in November, 2006 for cash consideration of $9,000 to four (4) individuals.

Name and Address	Date	Shares	Consideration

Ray Urquhart 155 Tyee Drive, No. 428 Point Roberts, WA 98281	November 14, 2006	3,750,000 (250,000 pre-split)	$2,500

Elizabeth O’Connor 174 Gulf Road, No. 34, Point Roberts, WA 98281	November 16, 2006	2,250,000 (150,000 pre-split)	$1,500

John McNulty P.O. Box 4370 Seattle, WA 98194	November 14, 2006	3,000,000 (200,000 pre-split)	$2,000

Troy Jackson, 1685 H Street, No. 155, Blaine, WA 98230	November 14, 2006	4,500,000 (300,000 pre-split)	$3,000

None of the above are deemed to be accredited investors and each was in possession of all material information relating to

National Graphite (Lucky Boy). Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. All of the purchasers are known to our directors

We completed the offering pursuant to Regulation D of the Securities Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation D. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

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

May 31, 2008

We issued 30,000,000 (2,000,000 pre-split) shares of unrestricted common stock at a price of $0.05 per share between March 01 and May 31, 2008 for cash consideration of $100,000 to thirty (30) individuals. In addition, four selling shareholders resold 900,000 shares, acquired as outlined above, to four arms length individuals. We sold the shares or acknowledged the resale of the selling shareholder’s shares prior to the declaration of an effective date for our SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time after its filing.

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

On December 29, 2010 the Company issued 300,000 of its restricted common stock to a related party at $0.001 per share for consulting services valued at $255,000.

On December 31, 2010 the Company issued 360,000 of its restricted common stock for investor relation services at $0.001 valued at $306,000.

On January 3, 2011 the Company exchanged 67,500,000 common shares for 675,000 preferred shares with 1 to 100 voting and conversion ratio preferred to common shares.

On January 6, 2012 the Company issued 83,334 shares of its common stock for $50,000 cash.

On February 14, 2012 the Company issued 416,667 shares of its common stock for $250,000 cash.

On July 18, 2012 the Company issued 416,667 shares of its common stock for $250,000 cash.

On July 23, 2012 the Company issued 100,000 shares of its common stock to complete the acquisition of certain mineral claims in Quebec, Canada.

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

Name Change

On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” Our shares of common stock were quoted on the OTC Bulletin Board under the symbol “LUCB”. Our CUSIP number was 549517 100. The quotation was first posted at the opening on May 29, 2009 with an opening bid of $0.05 ($0.0033 post-split) and offer at $0.10 ($0.0067 post-split). On September 27, 2011 the Company’s common shares became eligible for DTC electronic trading.

On May 9, 2012 the Company changed its name to National Graphite Corp. to more accurately reflect the focus of the Company. Our shares of common stock are now quoted on the OTC Bulletin Board under the symbol “NGRC”. Our new CUSIP number is 636268 104.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
3.4	Filed Amended Articles changing name to National Graphite Corp.filed as an exhibit to our Form 8K on 9/04/12.
10.1	Option to Purchase and Royalty Agreement dated March 22, 2007 with JiujiangGaoFeng Mining Industry Limited Company filed as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.4	First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and
JiujiangGaoFeng  Mining  Industry  Limited  Company  dated  May  15  2009  filed  as  an  exhibit  to  our
Form 10-K filed on September 8, 2009
10.5	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.8	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp. (incorporated by reference to an exhibit to our annual report on Form 10-K filed September 14, 2010.
10.9	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal
Capital  Holdings  Limited  (incorporated  by  reference  to  an  exhibit  to  our  current  report  on  Form  8-K filed October 29, 2010)
10.10	Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
10.11*	Share Issuance Agreement dated October 16, 2012 between National Graphite Corp. and Calypso Financial Limited with addendum.
14.1	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0	Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 files on Form 8-K filed on December 27, 2010
99.1	Purchase Agreement with Habitant Minerals filed as an exhibit to our current report on Form 8K filed on April 23, 2012.
99.2	Purchase Agreement with GeoXplorInc. filed as an exhibit to our current report on Form 8K filed on May 02, 2012.

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE Corp.

(Registrant)

Date:October 18, 2012

By:	/s/ Kenneth Liebscher	By:	/s/ FortunatoVillamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Treasurer, Chief Financial Officer
	Principal Executive Officer		Principal Financial, Officer and
Principal Accounting Officer

SHARE ISSUANCE AGREEMENT

SHARE ISSUANCE AGREEMENT dated the 17th day of October, 2012, BETWEEN:

CALYPSO FINANCIAL LTD., a corporation organized under the laws of the Belize C-A-, (hereinafter, the “SUBSCRIBER”)

AND:

NATIONAL GRAPHITE CORP., a Nevada domestic corporation, with a corporate office on 5466 Canvasback Rd. Blaine WA 98230

(hereinafter, the “COMPANY”)

NOW THEREFORE THIS SHARE ISSUANCE AGREEMENT (“AGREEMENT-) WITNESSES that the parties hereto agree as follows:

ARTICLE I - INTERPRETATION

SECTION 1.1. DEFINITIONS. When used in this Agreement (including the recitals and schedules hereto) or in any amendment hereto, the following terms shall, unless otherwise expressly provided, have the meanings assigned to them herein:

“BANKING DAY” shall mean any day other than a Saturday. Sunday, public holiday under the laws of the State of Nevada or other day on which banking institutions are authorized or obligated to close in Nevada

“CHARTER DOCUMENTS” means constating documents and by-laws, and all amendments thereto;

“CONSENT” means any permit, license, approval, consent, order, right, certificate, judgment, writ, injunction, award, determination, direction, decree, authorization, franchise, privilege, grant, waiver, exemption and other concession or by-law, rule or regulation;

“UNIT PRICE” means a price of a 10% discount to the previous five day trading average.

“DOLLAR” or “$” means the currency of the United States of America.

ARTICLE 2 - THE SHARE ISSUANCE

SECTION 2.1. SHARE ISSUANCE. The Subscriber shall make available to the Company in accordance with, and subject to the terms and conditions of, this Agreement, until October 17, 2014 (the “COMPLETION DATE ), up to $2,500,000 by way of Advances in accordance with this Sections 2.2,2.3 and 2.4 of this Agreement The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the Subscriber upon written notice on or before the Completion Dale in accordance with the notice provisions in Section of this Agreement.

SECTION 2.2. THE ADVANCES. On the terms and conditions set forth herein the Subscriber, from time to time, on any Banking Day. prior to the Completion Date. Agrees, at it$ sole discretion, to make advances to the Company (“ADVANCES”). Each Advance shall be in an aggregate amount of not more than S250,000.

SECTION 2.3. PROCEDURE TO REQUEST ADVANCES. Each Advance shall be made on or before five Banking Days following notice from the Company. Each such notice shall be given by a notice to the Subscriber in the form substantially the same as the form attached hereto in Schedule A (each a “NOTICE”).

SECTION 2.4. SUBSCRIPTION AGREEMENT. Upon making each Advance, the Subscriber shall provide an executed Subscription Agreement, in a form acceptable to both parties to this Agreement, to the Company.

SECTION 2.5. USE OF PROCEEDS The Company shall use all Advances to fund operating expenses, acquisitions, working capital and general corporate activities.

ARTICLE 3 - REPRESENTATIONS AND WARRANTIES

SECTION 3.1. REPRESENTATIONS AND WARRANTIES. The Company represents and warrants to the Subscriber:

Organization and Corporate Power. The Company has been duly incorporated and organized and is validly subsisting and in good standing under the laws of its jurisdiction and has full corporate right, power and authority to enter into and perform its obligations under the Agreement to which it is or shall be a party and has full corporate right, power and authority to own and operate its properties and to carry on its business;

ARTICLE 4 - MISCELLANEOUS

SECTION 4.1. NOTICES, ETC. Except as otherwise expressly provided herein, all notices, requests, demands, directions and communications by one party to the other shall be sent by hand delivery or registered mail or fax, and shall be effective when hand delivered or when delivered by the relevant postal service or when faxed and confirmed, as the case may be. All such notices shall be addressed to the President of the notified party at its address given on the signature page of this Agreement, or in accordance with any unrevoked written direction from such party to the other party.

SECTION 4.2. JURISDICTION. (1) Each of the parties hereby irrevocably attorns to the nonexclusive jurisdiction of the Courts of the State of Nevada in any action or proceeding arising out of or relating to this Agreement. The Company agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by Law; and (2) nothing in this Section 5.1 shall affect the right of the Subscriber to serve legal process in any other manner permitted by Law or affect the right of the Subscriber to bring any action or proceeding against the Company or its property in the courts of other jurisdictions.

SECTION 4.3. SUCCESSORS AND ASSIGNS. The Company shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Subscriber, which consent may be arbitrarily withheld.

SECTION 4.4. SEVERABILITY. If one or more provisions of this Agreement be or become invalid, or unenforceable in whole or in part in any jurisdiction, the validity of the remaining provisions of this Agreement shall not be affected. The parties hereto undertake to replace any such invalid provision without delay with a valid provision which as nearly as possible duplicates the economic intent of the invalid provision.

SECTION 4.5. COUNTERPARTS. This Agreement may be executed in counterparts and by different parties in separate counterparts, each of which when so executed shall be deemed an original and all of which, taken together, shall constitute one and the same instrument.

IN WITNESS WHEREOF the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

NATIONAL GRAPHITE CORP.	CALYPSO FINANCIAL LTD.

/s/ Ken Liebscher
By: Authorized Signatory	By: Authorized Signatory

ADDENDUM

This addendum modifies that Share Issuance Agreement dated October 17, 2012 by and between National Graphite Corp., a Nevada corporation (“Pubco”) on one hand and Calypso Financial Ltd., a Belize corporation (die “Company”) and Ken Ucbscher, a shareholder of Pubco(“Liebscher”).

Section 2.6 is hereby added to the Share Issuance Agreement.

SECTION 2.6 CANCELATION OF SHARES. It is agreed that as consideration for the financing provided under this agreement. Ken Liebscher, shall return to Pubco for cancellation and Pubco shall thereby immediately cancel, 8,000,000 common shares of Pubco now held by Liebscher. It is understood and agreed that this will be considered a tax free transaction with no tax implications to Liebscher.

Pubco:

National Graphite Com,

By:	/s/ Ken Liebscher
Ken Liebscher
President and Chief Executive Officer

Company:

Calypso Financial Ltd.

By:

Liebscher

By:	/s/ Ken Liebscher