Form 10-Q
period 2013-02-28
National Graphite Corp
filed 2013-04-22
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended February 28, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of April 19, 2013:68,669,881 shares of common stock and 675,000 preferred shares each carrying a 100:1 voting and conversion rights.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – February 28, 2013 (Unaudited) and May 31, 2012	F-1

Condensed Statements of Operations for the three and nine months ended February 28, 2013 and 2012, and for the period October 19, 2006 (Inception) to February 28, 2013 (Unaudited)	F-2

Condensed Statements of Cash Flows for the nine months ended February 28, 2013 and 2012, and for the period October 19, 2006 (Inception) to February 28, 2013(Unaudited)	F-3

Notes to Condensed Financial Statements	F-5 - F-9

3

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Balance Sheets

	February 28, 2013	May 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$254,988	$108,209
Prepaid expenses	-	3,500

Total Current Assets	254,988	111,709

PROPERTY AND EQUIPMENT, net	743	1,350

OTHER ASSETS

Deposits	1,400	26,400
Mineral interests	728,868	401,389

Total Other Assets	730,268	427,789

TOTAL ASSETS	$985,999	$540,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,595	$1,595

Total Current Liabilities	3,595	1,595

STOCKHOLDERS’ EQUITY

Preferred stock, 1,000,000 shares authorized at par value of $0.001; 675,000 and 675,000 shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized at par value of $0.001; 68,669,881 and 75,153,214 shares issued and outstanding, respectively	68,670	75,153
Additional paid-in capital	2,616,805	1,875,322
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(1,703,805)	(1,411,956)

Total Stockholders’ Equity	982,404	539,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,999	$540,848

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception on
					October 19, 2006
	For the Three Months Ended		For the Nine Months Ended		Through
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration of resource properties	6,448	1,107	99,846	19,815	190,991
Impairment of mineral interests	-	-	-	7,500	115,000
Depreciation expense	202	202	606	606	1,684
Professional fees	28,396	44,034	75,347	223,172	1,071,432
General and administrative expenses	41,660	28,384	116,050	67,792	324,698

Total Operating Expenses	76,706	73,727	291,849	318,885	1,703,805

LOSS FROM OPERATIONS	(76,706)	(73,727)	(291,849)	(318,885)	(1,703,805)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(76,706)	$(73,727)	$(291,849)	$(318,885)	$(1,703,805)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	68,569,881	74,272,659	71,979,100	74,192,591

The accompanying notes are an integral part of these condensed financial statements

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception on
			October 19, 2006
	For the Nine Months Ended		Through
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(291,849)	$(318,885)	$(1,703,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	607	606	1,685
Contributed services by an officer	-	-	150
Other comprehensive loss	-	-	59
Amortization of prepaid expense	-	127,849	561,000
Common stock issued for services	-	-	120,000
Impairment of mineral interests	-	7,500	112,101
Changes to operating assets and liabilities:
Restricted cash	-	12,786	-
Prepaid expenses	3,500	13,801	-
Deposits	25,000	-	(1,400)
Accounts payable	2,000	(4,389)	3,595

Net Cash Used in Operating Activities	(260,742)	(160,732)	(906,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	-	(2,428)
Capitalized exploration costs	-	(44,796)
Purchase of mineral interests	(92,479)	(7,500)	(245,969)

Net Cash Used in Investing Activities	(92,479)	(52,296)	(248,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	-	10,000
Common stock issued for cash	500,000	300,000	1,400,000

Net Cash Provided by Financing Activities	500,000	300,000	1,410,000

NET INCREASE (DECREASE) IN CASH	146,779	86,972	254,988
CASH AT BEGINNING OF PERIOD	108,209	146,589	-

CASH AT END OF PERIOD	$254,988	$233,561	$254,988

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			From Inception on
			October 19, 2006
	For the Nine Months Ended		Through
	February 28, 2013	February 29, 2012	February 28, 2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued in conversion of common stock	$-	$-	$67,500
Common stock issued for prepaid expenses	$-	$-	$561,000
Common stock issued for mineral interests	$235,000	$-	$595,000

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2013 and May 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements. The results of operations for the periods ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the operating results for the full years.

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

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2013 and May 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Common Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Due to net losses at February 28, 2013 and February 29, 2012, the effect of the potential common shares resulting from warrants was excluded, as the effect would have been anti-dilutive.

	For the Nine Months Ended February 28, 2013	For the Nine Months Ended February 29, 2012
Net Loss (numerator)	$(291,849)	$(318,885)

Common Shares (denominator)	71,979,100	74,192,591
Net loss per share amount	$(0.00)	$(0.00)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – MINERAL INTERESTS

As of May 31, 2012 the Company had capitalized $401,389 of costs related to the acquisition of mineral interests on mineral properties located throughout the United States. During the nine months ended February 28, 2013, the Company capitalized $67,479 of additional cash expenditures and $235,000 in stock issuances related to the acquisition of mineral interests. The Company also reclassified $25,000 of cash payments previously recorded as deposits to mineral interest as the terms of the deposit were fulfilled during the nine month period, leaving a balance of capitalized mineral interests of $728,868 as of February 28, 2013. The company is in no longer in default of the acquisition agreement with GeoXplor Corporation as of February 2013. The terms of the agreement with GeoXplor are as follows:

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

ii)	an additional USD $25,000 on or before 6 months from the Effective Date,

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

February 28, 2013 and May 31, 2012

NOTE 4 – MINERAL INTERESTS (CONTINUED)

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Nine Months Ended February 28, 2013

On April 20, 2012, the Company entered into an agreement to purchase mineral claims in Quebec, Canada. The purchase was not complete due to the fact that the Company was waiting for registration approval from the Quebec government. The company completed the purchase during the nine month period ended February 28, 2013. As consideration for the acquisition, the Company agreed to pay $50,000 in cash and issue 100,000 shares of common stock. The Company had paid $25,000 of the $50,000 in cash, which was held in a deposit until the purchase was closed. On July 18, 2012 the Company made its second $25,000 payment to complete the agreed upon $50,000 payment. On July 23, 2012 the Company issued the agreed upon 100,000 shares of common stock to complete the purchase of mineral claims in Quebec, Canada. The shares were valued at $0.60 per share, which was equal to the most recent price per share of common stock issued for cash.

On July 18, 2012 the Company issued 416,667 shares of common stock at $0.60 per share for $250,000 cash.

On October 17, 2012 the Company entered into a Share Issuance Agreement with an unrelated third party entity. Pursuant to the terms of the agreement, the third party agreed to provide a financing line to the Company of no greater than $2,500,000, from which the Company can receive advances of no more than $250,000 per advance. In exchange for any advances made, the Company agrees to issue shares of its common stock. The number of shares to be issued shall be based upon a ten percent discount to the average of the closing trading prices of the five day period immediately prior to issuance. As of February 28, 2013 no advances have been received by the Company.

On October 19, 2012 the Company cancelled 8,000,000 shares of common stock held by a director of the Company and is a related party.

On December 7, 2012 the Company issued 500,000 shares of common stock for the acquisition of mineral claims pursuant to an acquisition agreement. The shares were valued at $0.35 per share for an aggregate value of $175,000.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2013 and May 31, 2012

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Nine Months Ended February 28, 2013 (Continued)

On December 13, 2012 the Company issued 500,000 shares of common stock at $0.50 per share for cash of $250,000.

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

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share. The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year. The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350 percent, risk free rate of 0.37 percent, and a stock price and issuance of $0.63. Based on this calculation, the Company determined that the relative fair value of the warrants is $136,699 and allocated this amount of the additional paid-in capital to the warrants. As of February 28, 2013 all the above options have expired and the Company no longer has any outstanding unexercised warrants.

NOTE 6 – STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of all warrants outstanding and exercisable as of February 28, 2013 and changes during the year then ended is set forth below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2012	356,154	$0.38	0.40	$136,699
Granted	-	-	-	-
Expired	356,154	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at February 28, 2013	-	-	-	-
Exercisable at February 28, 2013	-	-	-	-

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2013 and May 31, 2012

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

The following analysis of the results of operations and financial condition of the corporation for the period ending February 28, 2013, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

Overview

We are a start-up, exploration stage, company engaged in the search for gold, silver, graphite and related minerals. Currently our business plan calls for development of our 100% interest in and to the Chedic Graphite Property consisting of 20 U.C. Mineral Lode Claims in Township, 15 North, Range 19 East, Sections 25 & 26 Carson City, NV mining claims compromising approximately 400 acres. On Sept 17th 2012, the Company expanded its interests with the acquisition of 15 additional Lode Claims thus expanding the Chedic holdings to 700 acres. The Company will continue toproceed with exploration on the Company’s Black Butte and Silver Strike projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties as more fully described under the section entitled “The Business.” Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

According to the agreement a payment of $25,000 was due during the period ending February 28, 2013 along with the issuance of 500,000 shares of the Company’s common stock. On December 7, 2012 the Company issued 500,000 shares of common stock to GeoXplor to satisfy the required stock issuance that was due during the period ended February 28, 2013 .On January 7, 2013 the Company made the required $25,000 payment that was due during the period ended February 28, 2013 . In addition, the Company intends to satisfy the terms of the agreement in full and complete the acquisition.

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

Results of Operations

Our comparative periods for the period ended February 28, 2013 and May 31, 2012 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to February 28, 2013, was $1,410,000, with $1,400,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Three Months Ended February 28, 2013 and February 28, 2012

Revenues

We did not generate any revenues from operations for the three month periods ended February 28, 2013 or 2012. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three month periods ended February 28, 201 and 2012.

	Three months Ended February 28, 2013	Three months Ended February 28, 2012
Professional fees	$28,396	44,034
Depreciation	202	202
Exploration of resource property	6,448	1,107
General and administrative	41,660	28,384
Total operating expenses	$76,706	73,727

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

Nine Months Ended February 28, 2013 and February 28, 2012

Revenues

We did not generate any revenues from operations for the nine month periods ended February 28, 2013 or 2012. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the nine month periods ended February 28, 2013 and 2012.

	Nine months Ended February 28, 2013	Nine months Ended February 28, 2012
Professional fees	$75,347	223,172
Depreciation	606	606
Impairment of mineral interests	-	7,500
Exploration of resource property	99,846	19,815
General and administrative	116,050	67,792
Total operating expenses	$291,849	318,885

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

Liquidity and Capital Resources

As of February 28, 2013, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of February 28, 2013, we had $251,393 in unallocated working capital.

	February 28, 2013	May 31, 2012

Current Assets	$254,988	111,709
Current Liabilities	3,595	1,595
Working Capital	$251,393	110,114

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	February 28, 2013	February 28, 2012

Net cash used in operating activities	$(260,742)	$(160,732)
Net cash used in investing activities	(92,479)	(52,296)
Net cash provided by financing activities	500,000	300,000
Net increase (decrease) in cash	$146,779	$86,972

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to February 28, 2013 was $906,615. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006, to February 28, 2013, was $248,397 as a result of the purchase of additional mining claims and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to February 28, 2013, was $1,410,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the nine months ended February 28, 2013. Although inflation is moderately higher than it was during 2012 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2013:

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of February 28, 2013 our net loss since inception was $1,703,805. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have no known mineral reserves and we may not find any commercial quantities of graphite,gold or silver if we find graphite, gold or silver it may not be in economic quantities. If we fail to find any graphite, gold or silver or if we are unable to find graphite, gold or silver in economic quantities, we will have to suspend operations.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 68,669,882 shares are issued and outstanding as of February 28, 2013 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of February 28, 2013. Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

On December 13, 2012 the Company issued 500,000 shares of common stock for $250,000 cash.

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

On November 1, 2012 Howard Bouch agreed to act as a Director of the Company and will serve as Chief Financial Officer. All directors receive $1,000 per month for serving as directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
3.4	Filed Amended Articles changing name to National Graphite Corp. filed as an exhibit to our Form 8K on 9/04/12.
10.1	Option to Purchase and Royalty Agreement dated March 22, 2007 with JiujiangGaoFeng Mining Industry Limited Company filed as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.3	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.4	First Amendment to Option to Purchase and Royalty Agreement) between Sierra Ventures, Inc. and JiujiangGaoFeng Mining Industry Limited Company dated May 15 2009 filed as an exhibit to our Form 10-K filed on September 8, 2009
10.5	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.6	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.7	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.8	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp. (incorporated by reference to an exhibit to our annual report on Form 10K filed September 14, 2010.
10.9	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal Capital Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)
22

10.10	Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
10.11	Share Issuance Agreement dated October 16, 2012 between National Graphite Corp. and Calypso Financial Limited with addendum.
10.12	Election of director Howard Bouch. (incorporated by reference to an exhibit to our current report on Form 8-K filed November 12, 2012.)
14.1	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0	Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 files on Form 8-K filed on December 27, 2010
99.1	Purchase Agreement with Habitant Minerals filed as an exhibit to our current report on Form 8K filed on April 23, 2012.
99.2	Purchase Agreement with GeoXplorInc. filed as an exhibit to our current report on Form 8K filed on May 02, 2012.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

(Registrant)

Date: April 22, 2013

By:	/s/ Kenneth Liebscher	By:	/s/ FortunatoVillamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Director
Principal Executive Officer

/s/ Howard Bouch
Treasurer, Chief Financial Officer,
Director

