Form 10-K
period 2013-05-31
National Graphite Corp
filed 2013-08-29
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

68,669,881 common shares at $0.05 on August 23, 2013, which is the quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “NGRC”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 68,669,881 common shares issued and outstanding as of August 23, 2013. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO with conversion and voting rights of 1 preferred equals 100 common shares.

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

2

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

PART I

Item 1. Business.

Overview

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 153 W. Lake Mead Pkwy., Ste. 2240,

Henderson NV 89015 and our business office is located at 5466 Canvasback Rd., Blaine, Washington 98230. Our telephone number is (702) 839-4029. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” On May 9, 2012 we changed the name of our Company to National Graphite Corp. We changed the name of our company to better reflect the direction and business of our company.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with exploration on the Black Butte and Silver Strike projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

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

Our business plan for the Black Butte and Silver Strike projects is to proceed with the initial exploration of the gold and silver properties to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a geological report compiled by Hunsaker dated May 2010, Hunsaker opined that further work on the Lucky Boy project is not recommended while further exploration on the Black Butte project is justified. We did not renew the Lucky Boy Silver Mine lease.

As per the purchase agreement of the Nevada graphite property, the Company is committed to an expenditure of at least $100,000 on the property over the next twelve months.

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

We were incorporated in the State of Wyoming on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $1,931,241.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 68,669,881 shares are issued and outstanding as of August 23, 2013. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO with conversion and voting rights of 1 preferred equals 100 common shares. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $519,285 and $375,546, respectively, for the fiscal years ended May 31, 2013 and 2012. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Our Mineral Properties

The Black Butte and Lucky Boy Projects

On February 8, 2010, we acquired 38 unpatented BLM claims including those known as Silver Strike and 2 historic silver mine leases ("Ag Properties") known as Lucky Boy Silver Mine and the Black Butte Silver Mine. As part of the mining lease proposal for the Lucky Boy Silver Mine, the Company agreed to pay a $10,000 non-refundable lease payment and an additional $10,000 lease payment every nine months commencing on November 17, 2010, and every nine months thereafter as long as the lease is in force. The Company deposited $50,000 in an escrow account to be drawn against invoices for work done on the property including access upgrading, exploration activities and geological expenses. Upon the recommendation of our consulting geologist, we did not renew the lease of the Lucky Boy Silver Mine.

On May 25, 2011 we expanded our claims in the Silver Strike to 66 unpatented claims by staking the LAG claims.

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

Location and Means and Access

We have acquired an interest in the Black Butte and Silver Strike projects in the Mineral County, Nevada. Black Butte is in T7N/R34E sections 25 and 26. Silver Strike is in T3N/R35E sections 1,2, and 3; T4N/R35E sections 25, 35, and 36 near Candelaria.

Independence Trend
Midas
Dee
Sandman
Winnemucca
Wells
Hycroft
Elko
Carlin
Florida Canyon
Battle Mountain
Rain
Carlin Trend
Spring Valley
Pipeline
Battle Mountain - Eureka Trend
Tonkin
Bald Mountain
RENO
Austin
Eureka
Ely
Robinson
Northumberland
Round Mountain
Manhattan
Hawthorne
Black Butte
Borealis
Candelaria
Walker Lane Mineral Belt
Goldfield
Beatty
LAS VEGAS
0
25
50
100
150
Miles
Laughlin

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

Owner/Claimant	Claim Name	Land Tenure	Tenure Number
G. L. Buffington	Black Butte	Unpatented Lode Mining Claim	NMC 95801
G. L. Buffington	Black Butte #1	Unpatented Lode Mining Claim	NMC 95802
G. L. Buffington	Black Butte #2	Unpatented Lode Mining Claim	NMC 95803
G. L. Buffington	Black Butte #3	Unpatented Lode Mining Claim	NMC 95804
National Graphite Corp.	BB-1	Unpatented Lode Mining Claim	NMC 1026931
National Graphite Corp.	BB-2	Unpatented Lode Mining Claim	NMC 1026932
National Graphite Corp.	BB-3	Unpatented Lode Mining Claim	NMC 1026933
National Graphite Corp.	BB-4	Unpatented Lode Mining Claim	NMC 1026934
National Graphite Corp.	BB-5	Unpatented Lode Mining Claim	NMC 1026935
National Graphite Corp.	BB-6	Unpatented Lode Mining Claim	NMC 1026936

Table 1: Black Butte and Lucky Boy Land Description

The claims Black Butte, Black Butte #1 to #3, BB-1 to BB-6 , and LAG 1 to 66 are valid until September 1, 2013.

National Graphite Corp.	LAG 1 to LAG 38	Unpatented Lode Mining Claim	NMC 1047475 to NMC 1047512
National Graphite Corp.	LAG 39 to LAG 66	Unpatented Lode Mining Claim	NMC 1051010 to NMC 1051037
20

RENO
Hawthorne
Black
Butte
Claims
Candelaria
Silver Property
LAS VEGAS
Black
Butte
Claims
Gravel
Pit
BB-6
BB-4
BB-2
BB-5
BB-3
BB-1
Black Butte
Black Butte #1
Black Butte #2
Black Butte #3
26
25
N
E
S
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

Qal - Alluvium, undifferentiated
Qya - Younger alluvium
Qe - Sand dunes
Qpl - Playa, lake beds, and flood plain deposits
Qg - Glacial moraines
Qb - Basalt flows
QToa - Older alluvium and alluvial fan deposits (Pleistocene and Pliocene)
QTg - Older gravels (Pleistocene and Pliocene)
QTsc - Hot spring travertine, sinter, and tufa (Holocene to Pliocene)
QTls - Landslide deposits, colluvium, and talus (Holocene to Pliocene)
QTs - Tuffaceous limestone, siltstone, sandstone, and conglomerate (Holocene to Pliocene)
QTb - Basalt flows (Holocene to Pliocene)
QTa - Andesite flows and breccias (Holocene to Pliocene)
QTr - Rhyolite dome (Holocene to Pliocene)
Tba - Andesite and basalt flows (Miocene and Oligocene)
Tbg - Basalt, gravel, and tuffaceous sedimentary rocks (Miocene)
Tts - Tuffaceous sedimentary rocks (middle Miocene to upper Oligocene)
Ts3 - Younger tuffaceous sedimentary rocks (Pliocene and Miocene)
Tb3 - Basalt (Miocene)
Ta3 - Younger andesite and intermediate flows and breccias (Miocene)
Tt3 - Younger silicic ash flow tuffs (Miocene)
Tr3 - Younger rhyolitic flows and shallow intrusive rocks (Miocene)
Ts2 - Older tuffaceous sedimentary rocks (lower Miocene and Oligocene)
Tb2 - Basalt, tuff, and breccia (lower Miocene and Oligocene)
Ta2 - Intermediate andesite and intermediate flows and breccias (lower Miocene and Oligocene)
Tt2 - Intermediate silicic ash flow tuff (lower Miocene and Oligocene)
Tr2 - Intermediate rhyolitic flows and shallow intrusive rocks (lower Miocene and Oligocene)
TKcl - Conglomerate and lacustrine and tuffaceous sedimentary rocks (lower Oligocene to Upper Cretaceous(?))
Ta1 - Older andesite and intermediate flows and breccias (lower Oligocene to middle Eocene)
Tt1 - Older silicic ash flow tuffs (lower Oligocene to middle Eocene)
Tr1 - Older rhyolitic flows and shallow intrusive rocks (lower Oligocene to middle Eocene)
TJmi - Mafic phaneritic intrusive rocks (Miocene(?) to Jurassic(?))
TJfi - Felsic phaneritic intrusive rocks (Miocene(?) to Jurassic (?))
Tmi - Mafic phaneritic intrusive rocks (Miocene to middle Eocene)
Tfi - Felsic phaneritic intrusive rocks (Miocene to Eocene)
Tri - Rhyolite intrusive rocks with aphanitic groundmass (Miocene to middle Eocene)
Kmi - Mafic phaneritic intrusive rocks (Cretaceous)
Kfi - Felsic phaneritic intrusive rocks (Cretaceous)
Ki - Dikes (Cretaceous)
Jgb - Gabbro complex, anorthosite and albitite (Early Cretaceous to Middle Jurassic)
Jmi - Mafic phaneritic intrusive rocks (Jurassic)
Jfi - Felsic phaneritic intrusive rocks (Jurassic)
Ji - Phaneritic intrusive rocks (Jurassic)
TRfi - Felsic phaneritic intrusive rocks (Triassic)
Jrs - Rhyolite flows, tuffs, and volcaniclastic rocks (Upper Jurassic)
Jvb - Flows, basaltic tuffs, and lapilli tuffs (Middle? Jurassic)
JTRv - Metavolcanic rocks (Jurassic(?) and Triassic(?))
TRvm - Mafic flows and volcanic breccias (lower Upper Triassic to lower Middle Triassic)
TRav - Andesite, rhyolite, tuff, and volcaniclastic rocks (Middle and Lower Triassic)
Jae - Eolian crossbedded sandstone (Jurassic)
JTRch - Continentally derived siltstone and clay (Lower Jurassic and Upper Triassic)
TRmt - Marine siltstone, limestone, and conglomerate (Middle? and Lower Triassic)
TRsl - Shale, sandstone, and limestone (Lower Triassic)
JTRs - Shale, siltstone, sandstone, and minor carbonate (Lower Jurassic to Upper Triassic)
TRc - Limestone, dolomite, shale, sandstone, and conglomerate (middle Upper to upper Lower Triassic (Carnian to Spathian))
JTRgm - Terrigenous clastic and volcanogenic rocks (Lower Jurassic and Upper Triassic)

Fault scarp
Known fault
Queried fault
Inferred fault
Inferred queried fault
Concealed fault
Concealed queried fault
Known thrust fault
Inferred thrust fault
Inferred queried thrust
Queried thrust fault
Concealed thrust fault

Figure 6: Legend for all Geological Maps

TRe
Qal
TRe
Qal
TRl
TRl
Kgr
26
25
Multiphase
Sulfide-Bearing
Quartz Vein
Pervasive
Strong
Iron Oxide
Calcite
Veining
N
S
E
W
0 500 1,000 2,000
Feet

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
LBR-20
LBR-19
26
25
Gravel Pit
BM 4474
4481
4500
4530
4712
5341
5903
5800
5916
5400
5200
4800
4600
DEEP
Graves
4WD
N
S
E
W
0 250 500 1,000 1,500
Feet

Figure 11: Black Butte Rock Sample Location Map

27

Legend
> 5.0 ppm
1.0 - 5.0
0.005 - 0.99
Less Than Detection
Black Butte Claim Block
26
4800
5916
Black Butte Mine
0.150
3.400 (0.1 opt)
46.7 (1.36 opt)
0.203
0.098
0.216
0.902
0.106
6.22
(0.18 opt)
0.197
2.590
N
W
E
S
0
250
500
1,000
Feet

Figure 12: Black Butte Gold in Rock Map

Legend
Ag_ppm_ME_ICP61
> 340 (10 opt Ag)
34 - 340
0.5 - 33.9
Less Than Detection
Black Butte Claim Block
26
4800
Black Butte
Mine
5916
5000
4.4
79.3 (2.3 opt Ag)
9.0
10.8
630.0
(18.4 opt Ag)
89.0 (2.6 opt Ag)
3.3
19.2
316.0 (9.2 opt Ag)
403.0
(11.75 opt Ag)
684.0 (19.94 opt Ag)
N
W
E
S
250
500
1,000
Feet

Figure 13: Black Butte Silver in Rock Map

29

Legend
Pb_ppm_ME_ICP61
5001 - 43000
2501 - 5000
1001 - 2500
7 - 1000
Black Butte Claim Block
26
4800
23,100
(2.31%)
387
799
683
11,800
(1.18%)
Black Butte
Mine
354
412
31
3,850
20,400
(2.04 %)
43,000
(4.3%)
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

Holders of our Common Stock

As of the date of this report the shareholders' list of our common shares showed 24 registered shareholders. There are 68,669,881 shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share.  The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year.  The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350%risk free rate of 0.37%, and a stock price and issuance of $0.65.  Based on this calculation, the Company determined that the relative fair value of the warrants is $113,148 and allocated this amount of the additional paid-in capital to the warrants. These warrants expired during the year ended May 31, 2013.

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

During the year ended May 31, 2013 the Company issued 416,667 shares of its restricted common stock issued to non-affiliated shareholders subscribed for at a price of $0.60 per share in private placements for $250,000 cash.

During the year ended May 31, 2013 the Company issued 500,000 shares of its restricted common stock issued to non-affiliated shareholders subscribed for at a price of $0.50 per share in private placements for $250,000 cash.

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

Our business plan is to proceed with exploration of the Black Butte and our unpatented Silver Strike LAG claims to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties. As per our purchase agreement, the Company is obligated to spend a minimum of $300,000 over the next twelve months on its Chedic graphite claims in Nevada.

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

Over the twelve months ending May 31, 2014 we intend to use almost all available funds to commence exploration of our mineral properties in Nevada. We anticipate that phase II will not be carried out until 2014 or 2015 and will be contingent upon favorable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Results of Operations

	Year Ended
	May 31,
	2013	2012
Revenue	$—	$—
Operating Expenses	$519,285	$375,546
Net Profit (Loss)	$(519,285)	$(375,546)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the years ended May 31, 2013 and 2012 are outlined in the table below:

	Year Ended
	May 31,
	2013	2012
Professional fees	$97,544	$256,566
Exploration of resource property	107,846	27,316
Depreciation	809	808
Impariment of mining claims	171,369	—
General and administrative expenses	141,717	90,856
Total Operating Expenses	$519,285	$375,546

Operating expenses for the year ended May 31, 2013, increased by $143,739 as compared to 2012, primarily as a result of the commencement of our business plan.

During the year ended May 31, 2013, National Graphite incurred operating expenses of $519,285 as compared to $375,546 for 2012 and a total of $1,931,241 for the period from inception on October 19, 2006, to May 31, 2013. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: National Graphite incurred $97,544 in professional fees for the fiscal year ended on May 31, 2013, as compared to $256,566 for the previous fiscal year. From inception to October 19, 2006, we have incurred $1,093,629 in professional fees mainly spent on legal and accounting matters. This expense category will vary annually depending on corporate capital raising activities.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $107,846 in mineral interest acquisition and exploration costs for the year ended May 31, 2013 compared to $27,316 for the year ended May 31, 2012. For the period October 19, 2006 (inception) through May 31, 2013, $198,991 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

IMPAIRMENT OF MINING CLAIMS: During the year ended May 31, 2013 the Company elected to fully-impair certain mineral claims as no proven reserves had yet been established. This resulted in the Company recognizing a $171,369 and $-0- impairment charge recorded in operating expenses for the years ended May 31, 2013 and 2012.

GENERAL AND ADMINISTRATIVE EXPENSES: National Graphite incurred $141,717 in general and administrative expenses during the fiscal year ended May 31, 2013 as compared to $90,856 in 2012. Since inception through May 31, 2013 the Company has incurred a total of $350,365. The Company spent more on officer compensation and travel expenses during 2013 which contributed to the increase in expenses.

RESEARCH AND DEVELOPMENT: National Graphite has not incurred any expenses for research and development since inception on October 19, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2013 or from the date of inception.

At the end of the fiscal year under review, May 31, 2013, and as of the date of this report, National Graphite had 68,669,881 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	May 31,
	2013	2012
Current Assets	$187,622	$111,709
Current Liabilities	(9,595)	(1,595)
Working Capital	$178,027	$110,114

Cash Flows

	Year Ended
	May 31,
	2013	2012
Net Cash Used in Operating Activities	$(310,608)	$(239,891)
Net Cash Used In Investing Activities	(109,979)	(98,489)
Net Cash Provided by Financing Activities	500,000	300,000
Effect of Exchange Rate Changes	—	—
Increase In Cash During The Period	$79,413	$(38,380)

Since inception we have used common stock to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2013 was $500,000, compared to $ 300,000 during the fiscal year ended May 31, 2012. Net cash provided by financing activities from inception on October 19, 2006 was $1,400,000.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013 - 2014. Management projects that we may require $1,730,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$150,000
Operating expenses	—
Future property acquisitions	430,000
Working capital	150,000
Development of properties	1,000,000
$1,730,000

As at May 31, 2013, we had a working capital surplus of $178,027. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended May 31, 2013,

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corp.)

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

May 31, 2013 and 2012

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corp.)

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

National Graphite Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of National Graphite Corp. as of May 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from the period from inception on October 19, 2006 through May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of National Graphite Corp. as of May 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended and for the period from inception on October 19, 2006 through May 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered accumulated net losses of $1,931,241 and will need additional working capital for its planned business activities. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 29, 2013

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Balance Sheets

	May 31,
	2013	2012
ASSETS
CURRENT ASSETS

Cash	$187,622	$108,209
Restricted cash	—	—
Prepaid expenses	—	3,500

Total Current Assets	187,622	111,709

PROPERTY AND EQUIPMENT, net	541	1,350

OTHER ASSETS

Deposits	1,400	26,400
Mineral interests	575,000	401,389

Total Other Assets	576,400	427,789

TOTAL ASSETS	$764,563	$540,848

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$9,595	$1,595

Total Current Liabilities	9,595	1,595

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized
at par value of $0.001; 675,000 and 675,000
shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized
at par value of $0.001; 68,669,881 and 75,153,214
shares issued and outstanding, respectively	68,670	75,153
Additional paid-in capital	2,616,805	1,875,322
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(1,931,241)	(1,411,956)

Total Stockholders' Equity	754,968	539,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$764,563	$540,848

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Operations

	For the Years Ended		From Inception on October 19, 2006 Through
	May 31,		May 31,
	2013	2012	2013

REVENUES	$—	$—	$—

OPERATING EXPENSES

Exploration of resource properties	107,846	27,316	198,991
Impairment of mineral interests	171,369	—	286,369
Depreciation expense	809	808	1,887
Professional fees	97,544	256,566	1,093,629
General and administrative expenses	141,717	90,856	350,365

Total Operating Expenses	519,285	375,546	1,931,241

LOSS FROM OPERATIONS	(519,285)	(375,546)	(1,931,241)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(519,285)	$(375,546)	$(1,931,241)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	71,144,447	74,308,694

The accompanying notes are an integral part of these financial statements

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Stockholders' Equity

								Deficit
								Accumulated
					Additional	Stock	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	Equity

Balance, October 19, 2006	—	$—	—	$—	$—	$—	$—	$—	$—

Common shares issued for cash	—	—	103,500,000	103,500	(88,500)	—	—	—	15,000

Currency exchange loss	—	—	—	—	—	—	(2)	—	(2)

Contributed Administrative Support
& other services rendered by officers	—	—	—	—	100	—	—	—	100

Net loss for the year ended
May 31, 2007	—	—	—	—	—	—	—	(5,816)	(5,816)

Balance, May 31, 2007	—	—	103,500,000	103,500	(88,400)	—	(2)	(5,816)	9,282

Common shares issued for cash	—	—	—	—	—	—	—	—	—

Contributed Administrative Support
& other services rendered by officers	—	—	—	—	50	—	—	—	50

Currency exchange gain	—	—	—	—	—	—	61	—	61

Net loss for the year ended
May 31, 2008	—	—	—	—	—	—	—	(56,311)	(56,311)

Balance, May 31, 2008	—	—	103,500,000	103,500	(88,350)	—	59	(62,127)	(46,918)

Common shares issued for cash	—	—	30,000,000	30,000	70,000	—	—	—	100,000

Net loss for the year ended
May 31, 2009	—	—	—	—	—	—	—	(51,056)	(51,056)

Balance, May 31, 2009	—	—	133,500,000	133,500	(18,350)	—	59	(113,183)	2,026

Capital contribution	—	—	—	—	10,000	—	—	—	10,000

Common stock issued for cash
at $0.40 per common share	—	—	6,375,000	6,375	163,625	50,000	—	—	220,000

Common stock issued for services	—	—	440,000	440	119,560	—	—	—	120,000

Common stock issued for mining claims	—	—	150,000	150	59,850	—	—	—	60,000

Net loss for the year ended
May 31, 2010	—	—	—	—	—	—	—	(264,513)	(264,513)

Balance, May 31, 2010	—	$—	140,465,000	$140,465	$334,685	$50,000	$59	$(377,696)	$147,513

Common stock issued pursuant to
stock subscription payable	—	—	125,000	125	49,875	(50,000)	—	—	—

Common stock issued for cash and
warrants at $0.63 per common share	—	—	356,154	356	224,644	—	—	—	225,000

Common stock issued for cash
at $0.85 per common share	—	—	47,060	47	39,953	—	—	—	40,000

Common stock issued for prepaid
services at $0.85 per common share	—	—	660,000	660	560,340	—	—	—	561,000

Common stock exchanged for
preferred stock	675,000	675	(67,500,000)	(67,500)	66,825	—	—	—	—

Net loss for the year ended
May 31, 2011	—	—	—	—	—	—	—	(658,714)	(658,714)

Balance, May 31, 2011	675,000	675	74,153,214	74,153	1,276,322	—	59	(1,036,410)	314,799

Common stock issued for cash
at $0.60 per common share	—	—	500,000	500	299,500	—	—	—	300,000

Common stock issued for acquisition
of mineral claims	—	—	500,000	500	299,500	—	—	—	300,000

Net loss for the year ended
May 31, 2012	—	—	—	—	—	—	—	(375,546)	(375,546)

Balance, May 31, 2012	675,000	$675	75,153,214	$75,153	$1,875,322	$—	$59	$(1,411,956)	$539,253

Common stock issued for cash
at $0.60 per common share	—	—	416,667	417	249,583	—	—	—	250,000

Common stock issued for acquisition
of mineral claims	—	—	100,000	100	59,900	—	—	—	60,000

Cancellation of common stock	—	—	(8,000,000)	(8,000)	8,000	—	—	—	—

Common stock issued for cash
at $0.50 per common share	—	—	500,000	500	249,500	—	—	—	250,000

Common stock issued for acquisition of
mineral claims at $0.35 per common share	—	—	500,000	500	174,500	—	—	—	175,000

Net loss for the year ended
May 31, 2013	—	—	—	—	—	—	—	(519,285)	(519,285)

Balance, May 31, 2013	675,000	$675	68,669,881	$68,670	$2,616,805	$—	$59	$(1,931,241)	$754,968

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Cash Flows

	For the Years Ended		From Inception on October 19, 2006 Through
	May 31,		May 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(519,285)	$(375,546)	$(1,931,241)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	809	808	1,887
Contributed services by an officer	—	—	150
Other comprehensive loss	—	—	59
Amortization of prepaid expense	—	137,849	561,000
Common stock issued for services	—	—	120,000
Impairment of mineral interests	171,368	—	286,369
Changes to operating assets and liabilities:
Restricted cash	—	12,786	—
Prepaid expenses	3,500	13,801	—
Deposits	25,000	(25,200)	(1,400)
Accounts payable	8,000	(4,389)	6,695

Net Cash Used in Operating Activities	(310,608)	(239,891)	(956,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(2,428)
Purchase of mineral interests	(109,979)	(98,489)	(263,469)

Net Cash Used in Investing Activities	(109,979)	(98,489)	(265,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	—	—	10,000
Common stock issued for cash	500,000	300,000	1,400,000

Net Cash Provided by Financing Activities	500,000	300,000	1,410,000

NET INCREASE (DECREASE) IN CASH	79,413	(38,380)	187,622
CASH AT BEGINNING OF PERIOD	108,209	146,589	—

CASH AT END OF PERIOD	$187,622	$108,209	$187,622

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Statements of Cash Flows

	For the Years Ended		From Inception on October 19, 2006 Through
	May 31,		May 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Preferred stock issued in conversion of common stock	$—	$—	$67,500
Common stock issued for prepaid expenses	$—	$—	$561,000
Common stock issued for mineral interests	$235,000	$300,000	$595,000

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2013 and 2012

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

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2013.

NOTE 2 – GOING CONCERN

The Company’s financial statements at May 31, 2013 and 2012 and for the period October 19, 2006 (inception) through May 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1,931,241 for the period from October 19, 2006 (inception) through May 31, 2013. In addition, the Company has not generated any revenues and no revenues are anticipated until the Company begins extracting and selling ore, and there is no assurance that commercially viable deposits exist on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended May 31, 2013 and 2012, the Company recorded impairment to mineral rights of $171,369 and $-0-, respectively.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2013 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. As of May 31, 2013 and 2012, there were -0- and 356,154 common stock warrants outstanding, none of which were considered “in the money” at May 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following amounts as of May 31, 2013 and 2012:

	May 31, 2013	May 31, 2012
Computer equipment	$2,428	$2,428
Accumulated depreciation	(1,887)	(1,078)
Total	$541	$1,350

Depreciation expense was $809 and $808, for the years ended May 31, 2013 and 2012, respectively.

NOTE 5 – MINERAL INTERESTS

On February 23, 2010 the Company entered into an agreement to purchase 38 unpatented BLM claims and two historic silver mine leases located in Mineral County, Nevada. As consideration for options on the mineral properties, the Company paid $55,000 in cash and issued 150,000 shares at $0.40 for $60,000 for a total purchase price of $115,000 of the Company’s common stock. During 2010 the Company had a preliminary geology study performed to assess the potential reserves of these newly acquired claims. Based on this report and managements’ future expectations of additional capital expenditures and future cash flows of the claims, management determined that the carrying value of the claims be fully impaired to a net book value of $57,500. In 2011 the Company impaired the remaining claims to $-0 and recorded an impairment loss of $57,500 for the period ended May 31, 2011. As of the year ended May 31, 2012 and 2013, the Company determined no further development would be pursed towards the development of these claims.

NOTE 5 – MINERAL INTERESTS (CONTINUED)

Candelaria Claims

During the year ended May 31, 2012 the Company incurred various costs of exploration and development on mining claims owned by the Company located in the Candelaria region of Nevada. The ongoing acquisition costs incurred with respect to these claims were capitalized as mineral interests and totaled $51,389 as of May 31, 2012. The Company capitalized an additional $9,979 in costs during the 2013 fiscal year. During the year ended May 31, 2013 the Company elected to fully-impair these claims as no proven reserves had yet been established. The Company recognized $61,368 and $-0- of impairment charges recorded in operating expenses during the years ended May 31, 2013 and 2012, respectively.

Canadian Claims

On April 20, 2012, the Company entered into an agreement to purchase mineral claims in Quebec, Canada. As consideration for the acquisition, the Company agreed to pay $50,000 in cash and issue 100,000 shares of common stock valued at $0.60 per share. The Company has paid the $50,000 in cash, and has issued the agreed upon shares of common stock valued at $60,000. These acquisition costs totaling $110,000 were capitalized as mineral interests. The Company has not been able to perform the geological analysis necessary to establish proven mineral reserves within these claims.  Therefore, the Company elected to fully-impair these claims during the year ended May 31, 2013. As a result the Company recorded impairment expense of $110,000 which is the amount of acquisition costs that had been capitalized for the claims.

Carson City Claims

On April 24, 2012, the Company entered into an agreement to purchase mineral claims in Carson City, Nevada. As consideration for the purchase, the Company agreed to pay a total $425,000 in cash and to issue a total 2,500,000 shares of common stock. The Company has also agreed to a work commitment of no less than $1,000,000 in exploration and development costs over the next 48 months. As of May 31, 2013, the Company has paid $100,000 in cash and has issued 1,000,000 shares of common stock (valued at an aggregate of $475,000) under the following payment structure:

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

NOTE 5 – MINERAL INTERESTS (CONTINUED)

Carson City Claims (Continued)

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

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share.  Common stock consists of 499,000,000 authorized shares of $0.001 par value common stock. As of May 31, 2013 and 2012 there were 68,669,881 and 75,153,214 shares issued and outstanding, respectively.

Common Stock Activity, Fiscal Year Ended May 31, 2013

The Company issued 916,667 shares of common stock for cash of $500,000.

The Company issued 600,000 shares of common stock for the acquisition of mineral claims. The shares were valued at fair market value of $235,000.

On October 17, 2012 the Company entered into a Share Issuance Agreement with an unrelated third party entity. Pursuant to the terms of the agreement, the third party agreed to provide a financing line to the Company of no greater than $2,500,000, from which the Company can receive advances of no more than $250,000 per advance. In exchange for any advances made, the Company agrees to issue shares of its common stock. The number of shares to be issued shall be based upon a ten percent discount to the average of the closing trading prices of the five day period immediately prior to issuance. As of May 31, 2013 no advances have been received by the Company.

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

On October 25, 2010 the Company issued 356,154 units consisting of one share of common stock and one warrant for cash at $0.63 per share. The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year. The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350 percent, risk free rate of 0.37 percent, and a stock price and issuance of $0.63. Based on this calculation, the Company determined that the relative fair value of the warrants is $136,699 and allocated this amount of the additional paid-in capital to the warrants. These warrants expired during the year ended May 31, 2013.

A summary of all warrants outstanding and exercisable as of May 31, 2013 and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	356,154	$0.38	0.40	$136,699
Granted	—	—	—	—
Expired	356,154	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of Period	—	—	—	—
Exercisable at the end of Period	—	$—	—	$—

A summary of all employee options outstanding and exercisable under the plan as of May 31, 2012 and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	—	$—	—	$—
Granted	356,154	0.38	1.41	136,699
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of Period	356,154	0.38	1.41	136,699
Exercisable at the end of Period	356,154	$0.38	1.41	$136,699

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

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

Income tax benefit attributable to:	May 31,	May 31,
	2013	2012
Net operating loss	$118,016	$127,411
Change in valuation allowance	(118,016)	(127,411)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	May 31,	May 31,
	2012	2011
Net operating loss carryover	$327,075	$209,058
Valuation allowance	(327,075)	(209,058)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 15, 2010 our Board of Directors approved of the engagement of Sadler Gibb & Associates LLC, PO Box 411, Farmington UT, 84025, as its independent auditor. None of the reports of Sadler Gibb & Associates LLC on the Company's financial statements for either of the two most recent fiscal years, contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended May 31, 2012, a going concern qualification in the registrant's audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the past two fiscal years and interim periods.

Item 9A(T). Controls and Procedures.

As of May 31, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2013:

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
38

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending May 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Kenneth B. Liebscher Fortunato Villamagna Howard Bouch	Chief Executive Officer President/Director Secretary Director Chief Financial Officer Director	70 54 67	December 15, 2009 January 5, 2010 November 1, 2012

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

Mr. Liebscher is a seasoned international businessman with over 35 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George's School, Vancouver, British Columbia and also attended the University of British Columbia.

Mr. Liebscher held executive level positions while at the world's largest dental products manufacturer, Dentsply International Inc., where he spent over 22 years in positions culminating as the Manager of their West Coast Division, headquartered in San Francisco, California. Mr. Liebscher was recruited by a major Europe-based competitor, Ivoclar Liechtenstein in 1990 to lead their entry into the North American market and, from 1990 to 1992, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300M US.

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

Dr. Fortunato Villamagna, Secretary, Director

Dr. Fortunato Villamagna was appointed as Secretary and a director of our company on January 5, 2010.

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

Howard Bouch, Chief Financial Officer, Director.

Howard Bouch, age 67, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch started his career in the Mining Sector when he joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is also a Director of Viavid Broadcasting Inc., (symbol VVDB), Tiger Oil and Energy, Inc. (symbol TGRO), Universal Potash Corp., (symbol UPCO), and Black Hawk Exploration (symbol BHWX).

We believe Mr. Bouch is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth B. Liebscher	1	3	2
Fortunato Villamagna	None	1	1
Ian Jackson	None	1	1
Howard Bouch	None	None	None
42

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

Item 11. Executive Compensation.

General

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2013, and 2014; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2013, and 2012, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
and Principal Position		($)	($)	($)	($)	($)	($)	($)	($)

Ken Liebscher(1)
President, Chief Executive Officer, and	2013	Nil	Nil	Nil	Nil	Nil	Nil	$7,000	$7,000
Director	2012	Nil	Nil		Nil	Nil	Nil	Nil	Nil

Fortunato Villamagna(2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	$7,000	$7,000
Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Howard Bouch(3)	2013	Nil	Nil	Nil	Nil	Nil	Nil	$7,000	$7,000
Chief Financial Officer, and Director

Notes:

(1)	Mr. Liebscher was appointed as our President, Chief Executive Officer and a director of our company on December 14, 2009. Mr. Liebscher was our Chief Financial Officer and Secretary from December 14, 2009 to January 5, 2011.

(2) Dr. Villamagna was appointed as our Chief Financial Officer, Secretary and a Director on January 5, 2010.

(3) Howard Bouch was appointed as our Chief Financial Officer and a Director November 1, 2012.

On November 5, 2012 the Board of Directors authorized payments of $1,000 per month to Directors as Directors Fees.

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

On November 5, 2012 the Board of Directors authorized payments of $1,000 per month to Directors as Directors Fees.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common	Kenneth B. Liebscher	22,650,000(5)	Direct	31.30%
	5466 Canvasback Rd,	560,000(3)	Indirect
	Blaine, WA 98230
Preferred	Kenneth B. Liebscher	675,000	Direct	100%
	5466 Canvasback Rd,
	Blaine, WA 98230
Common	Fortunato Villamagna	30,000(6)	Direct	*
	10805 Bernini Dr.,
	Las Vegas, NV 89141
Common	Ian Jackson	Nil	Direct	*
	1685 H Street, No. 155
	Blaine, WA 98230
Common	Directors and Executive Officers as a Group	23,240,000	Direct	31.34%
	(2 persons)(4)

Notes:

* Less than 1%.

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 75,669,881 shares of our common stock issued and outstanding.
(2)	Based on 75,669,881 number of shares of common stock issued and outstanding as of the date of this report.
(3)	These shares are held of record by Wannigan Consulting Corp., a private company of which Mr Liebscher is also President and CEO.
(4)	Does not include Ian Jackson who resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 5, 2010.
(5)	Includes 10,000 pre-split (150,000 post-split) shares issued to Mr. Liebscher for compensation.
(6)	Consists of 2,000 pre-split (30,000 post-split) shares issued to Mr. Villamagna for compensation.

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

Director Independence

Our board of directors consists of Kenneth B. Liebscher, Dr. Fortunato Villamagna and Howard Bouch. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Mr. Liebscher,Dr. Villamagna and Howard Bouch are not independent directors as Mr. Liebscher is our President and Chief Executive Officer and Dr. Villamagna is our Secretary and Howard Bouch is our Chief Finacial Officer.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2013, and for fiscal year ended May 31, 2012, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: Sadler, Gibb & Associates LLC.

	Year Ended
	May 31,
	2013	2012
Audit Fees	$11,500	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$11,500	$9,500

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
3.4 99.1

Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).

Certificate of Change of domicile with the Nevada Secretary of State March 22, 2011 (filed herewith).

(10)	Material Contracts
10.1	Escrow Agreement dated November 25, 2008 between Ian Jackson, Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Harcourt Chan (incorporated by reference to an exhibit to our registration statement on Form S-1/A filed on January 14, 2009).
10.2	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 31, 2009).
10.3	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).
10.5 10.6 10.7

Assignment Agreement dated February 23, 2010 with Ken Liebscher (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).

Purchase Agreement dated 4/20/12 with Habitants Minerals Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 23, 2012).

Purchase Agreement dated 4/20/12 with GeoXplor Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 2, 2012).

Code of Ethics
10.8	Code of Business Conduct and Ethics & Compliance Program (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Kenneth B. Liebscher
31.2*	Section 302 Certification of Howard Bouch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Kenneth B. Liebscher
32.2*	Section 906 Certification of Howard Bouch

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

/s/ Kenneth B. Liebscher

By: Kenneth B. Liebscher

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher

By: Kenneth B. Liebscher

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 27, 2013

/s/ Fortunato Villamagna

By: Fortunato Villamagna

Secretary and Director

Date: August 27, 2013

/s/ Howard Bouch

By: Howard Bouch

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: August 27, 2013

