Form 10-Q
period 2013-08-31
National Graphite Corp
filed 2013-10-09
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-146675

NATIONAL GRAPHITE CORP.

(Exact name of small business issuer in its charter)

Nevada	27-3787574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7230 Indian Creek Ln., Ste 201,
Las Vegas, NV	89149
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of October 7, 2013: 68,669,881 shares of common stock and 675,000 preferred shares each carrying a 100:1 voting and conversion rights.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – August 31, 2013 (Unaudited) and May 31, 2013	F-1

Condensed Statements of Operations for the three months ended August 31, 2013 and 2012, and for the period October 19, 2006 (Inception) to August 31, 2013 (Unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended August 31, 2013 and 2012, and for the period October 19, 2006 (Inception) to August 31, 2013(Unaudited)	F-3

Notes to Condensed Financial Statements	F-5 - F-6

2

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Balance Sheets

	August 31,	May 31,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$74,403	$187,622
Note receivable - related party	6,545	$—

Total Current Assets	80,948	187,622

PROPERTY AND EQUIPMENT, net	339	541

OTHER ASSETS

Deposits	1,400	1,400
Mineral interests	575,000	575,000

Total Other Assets	576,400	576,400

TOTAL ASSETS	$657,687	$764,563

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$9,195	$9,595

Total Current Liabilities	9,195	9,595

STOCKHOLDERS' EQUITY

Preferred stock, 1,000,000 shares authorized
at par value of $0.001; 675,000 and 675,000
shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized
at par value of $0.001; 68,669,881 and 68,669,881
shares issued and outstanding, respectively	68,670	68,670
Additional paid-in capital	2,616,805	2,616,805
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(2,037,717)	(1,931,241)

Total Stockholders' Equity	648,492	754,968

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$657,687	$764,563

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			From Inception
			on October 19,
	For the Three Months Ended		2006 Through
	August 31,		August 31,
	2013	2012	2013

REVENUES	$—	$—	$—

OPERATING EXPENSES

Exploration of resource properties	33,602	56,998	232,593
Impairment of mineral interests	—	—	286,369
Depreciation expense	202	202	2,089
Professional fees	30,054	29,238	1,123,683
General and administrative expenses	42,618	42,370	392,983

Total Operating Expenses	106,476	128,808	2,037,717

LOSS FROM OPERATIONS	(106,476)	(128,808)	(2,037,717)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(106,476)	$(128,808)	$(2,037,717)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	68,669,881	75,402,671

The accompanying notes are an integral part of these condensed financial statements

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Statements of Cash Flows

			From Inception
			on October 19,
	For the Three Months Ended		2006 Through
	August 31,		August 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,476)	$(128,808)	$(2,037,717)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	202	202	2,089
Contributed services by an officer	—	—	150
Other comprehensive loss	—	—	59
Amortization of prepaid expense	—	—	561,000
Common stock issued for services	—	—	120,000
Impairment of mineral interests	—	—	286,369
Changes to operating assets and liabilities:
Deposits	—	25,000	(1,400)
Note receivable - related party	(6,545)	—	(6,545)
Accounts payable	(400)	(1)	6,295

Net Cash Used in Operating Activities	(113,219)	(103,607)	(1,069,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(2,428)
Purchase of mineral interests	—	(59,978)	(263,469)

Net Cash Used in Investing Activities	—	(59,978)	(265,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	—	—	10,000
Common stock issued for cash	—	250,000	1,400,000

Net Cash Provided by Financing Activities	—	250,000	1,410,000

NET INCREASE (DECREASE) IN CASH	(113,219)	86,415	74,403
CASH AT BEGINNING OF PERIOD	187,622	108,209	—

CASH AT END OF PERIOD	$74,403	$194,624	$74,403

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Statements of Cash Flows (continued)
(Unaudited)

			From Inception
			on October 19,
	For the Three Months Ended		2006 Through
	August 31,		August 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Preferred stock issued in conversion
of common stock	$—	$—	$67,500
Common stock issued for prepaid expenses	$—	$—	$561,000
Common stock issued for mineral interests	$—	$60,000	$595,000

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

August 31, 2013 and May 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements. The results of operations for the periods ended August 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Due to net losses at August 31, 2013 and 2012, the effect of the potential common shares resulting from warrants was excluded, as the effect would have been anti-dilutive.

	For the Three Months Ended August 31, 2013	For the Three Months Ended August 31, 2012
Net Loss (numerator)	$(106,476)	$(128,808)
Common Shares (denominator)	68,669,881	75,402,671
Net loss per share amount	$(0.00)	$(0.00)

NOTE 4 – MINERAL INTERESTS

As of August 31, 2013 and May 31, 2013 the Company had capitalized $575,000 of costs related to the acquisition of mineral interests on mineral properties located throughout the United States.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Activity, Fiscal Year Ended May 31, 2013

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share.  Common stock consists of 499,000,000 authorized shares of $0.001 par value common stock. As of August 31, 2013 and 2012 there were 68,669,881 and 68,669,881 shares issued and outstanding, respectively.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending August 31, 2013, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

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

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share. Our statutory registered agent’s office is located at 153 W. Lake Mead Pkwy, Ste. 2240, Henderson, NV 89015. Our telephone number is (702) 839-4029.

In the same geological report compiled by Hunsaker dated May 2010, further exploration on the Black Butte project was justified, and defined by Hunsaker in their follow up work Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 delivered to the Lucky Boy December 20th, 2011

The Silver Strike area (Candelaria Project) is comprised of 68 unpatented lode mining claims in Esmeralda and Mineral County and currently covers 1363 acres in the Candelaria District immediately east of Silver Standard Resources Northern Belle and Mount Diablo open pit silver mines in sections 25, 35, 36, 1, 2, 3, 10, and 11 T 3 & 4N/R35E. The property is approximately 45 miles west of Tonopah, Nevada

Between June and September, 2011 68 new lode claims were located. The claims cover the ground from which high-grade silver samples were taken. The geologic setting of the samples extends from the open pit mines controlled by Silver Standard Resources onto the LAG claims (Table 1 and Figure 2).

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

On May 25, 2011 we expanded our claims in the Silver Strike area to 68 unpatented claims renaming them the LAG claims.

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

According to the agreement a payment of $25,000 was due during the period ending February 28, 2013 along with the issuance of 500,000 shares of the Company’s common stock. On December 7, 2012 the Company issued 500,000 shares of common stock to GeoXplor to satisfy the required stock issuance that was due during the period ended February 28, 2013 . On January 7, 2013 the Company made the required $25,000 payment that was due during the period ended February 28, 2013 . In addition, the Company intends to satisfy the terms of the agreement in full and complete the acquisition.

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

The Company did not renew the lease of the Black Butte property, but will continue its exploration and expansion of the Silver Strike properties and determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Hunsaker Inc., a geological company, to assess the results of our program. In a report compiled by Hunsaker dated February 2011, Hunsaker concluded that the Silver Strike claims warranted additional exploration whereas the Silver Summit claims did not. The development of these properties was additionally defined in Hunsaker’s December 2011 update. Our mineral properties are currently without known reserves and our proposed programs are exploratory in nature.

Our Proposed Exploration Program – Plan of Operation

We have reviewed the Company’s geologist Report on the Chedic Mine viability and believe further expenditures are warranted. The work to date has discovered a second viable vein of graphite ore and commissioned a drill program to further outline the length and depth of the existing veins.

We will review the Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 and proceed with exploration on the Black Butte and Silver Strike (Candelaria) projects to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties.

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

Results of Operations

Our comparative periods for the period ended August 31, 2013 and May31, 2013 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to August 31, 2013, was $1,410,000, with $1,400,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Three Months Ended August 31, 2013 and August 31, 2012

Revenues

We did not generate any revenues from operations for the three month periods ended August 31, 2013 or 2012. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three month periods ended August 31, 2013 and 2012.

	Three months Ended August 31, 2013	Three months Ended August 31, 2012
Professional fees	$30,054	29,238
Depreciation	202	202
Exploration of resource property	33,602	56,998
General and administrative	42,618	42,370
Total operating expenses	$106,476	128,808

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that we have significantly decreased the exploration expenses incurred.

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
$1,410,000

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of August 31, 2013, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of August 31, 2013, we had $71,753 in unallocated working capital.

	August 31,	May 31
	2013	2013
Current Assets	$80,948	187,622
Current Liabilities	9,195	9,595
Working Capital	$71,753	178,027

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three months	Three months
	Ended	Ended
	August 31, 2013	August 31, 2012

Net cash used in operating activities	$(113,219)	$(103,607)
Net cash used in investing activities	—	(59,978)
Net cash provided by financing activities	—	250,000
Net increase (decrease) in cash	$(113,219)	$(86,415)

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to August 31, 2013 was $1,069,700. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006, to August 31, 2013, was $265,897 as a result of the purchase of additional mining claims and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to August 31, 2013, was $1,410,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers.

Inflation / Currency Fluctuations

Inflation has not been a factor during the three months ended August 31, 2013. Although inflation is moderately higher than it was during 2012 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2013:

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of August 31, 2013 our net loss since inception was $2,032,117. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 68,669,881 shares are issued and outstanding as of August 31, 2013 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of August 31, 2013. Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $106,476 and $128,808, respectively, for the fiscal three months ended August 31, 2013 and 2012. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

November 30, 2006

We issued 13,500,000 (900,000 pre-split) shares of restricted common stock at a price of $0.01 per share through a Rule 504D offering in November, 2006 for cash consideration of $9,000 to four (4) individuals.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
3.4	Filed Amended Articles changing name to National Graphite Corp.filed as an exhibit to our Form 8K on 9/04/12.
10.1	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.3	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.4	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.5	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.6	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal
Capital Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)
10.7	Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
10.8 10.9

Share  Issuance  Agreement  dated  October  16,  2012  between  National  Graphite  Corp. and Calypso
Financial  Limited  with  addendum.

 Election of director Howard Bouch. (incorporated by reference to an exhibit to our current report on Form 8-K filed November 12, 2012.)

10.10	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0

Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 filed on Form  8-K filed  on  December  27,  2010

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

Date: October 7, 2013

By:	/s/ Kenneth Liebscher	By:	/s/ FortunatoVillamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Director
Principal Executive Officer /s/ Howard Bouch Treasurer, Chief Financial Officer, Director

