Form 10-Q
period 2013-11-30
National Graphite Corp
filed 2014-01-21
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended November 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-146675

NATIONAL GRAPHITE CORP.

(Exact name of small business issuer in its charter)

Nevada	27-3787574
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

7230 Indian Creek Ln., Ste 201,	89149
Las Vegas, NV	(Zip Code)
(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of December 16, 2013: 68,669,881 shares of common stock and 675,000 preferred shares each carrying a 100:1 voting and conversion rights.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – November 30, 2013 (Unaudited) and May 31, 2013	F-1

Condensed Statements of Operations for the three and six months ended November 30, 2013 and 2012, and for the period from October 19, 2006 (Inception) to November 30, 2013 (Unaudited)	F-2

Condensed Statements of Cash Flows for the six months ended November 30, 2013 and 2012, and for the period from October 19, 2006 (Inception) to November 30, 2013 (Unaudited)	F-3

Notes to Condensed Financial Statements	F-4 - F-6

2

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Balance Sheets
November 30, 2013 and May 31, 2013
(Unaudited)

	November 30, 2013	May 31, 2013
		(Audited)
ASSETS
Current assets
Cash	$28,588	$187,622
Total current assets	28,588	187,622

Property and equipment, net	137	541

Other assets
Deposits	1,400	1,400
Mineral interests	0	575,000
Total other assets	1,400	576,400

Total assets	$30,125	$764,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,500	$9,595
Total current liabilities	14,500	9,595

Stockholders' Equity
Preferred stock, 1,000,000 shares authorized
at par value of $0.001; 675,000 and 675,000 shares
issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized
at par value of $0.001; 68,669,881 and 68,669,881 shares
issued and outstanding, respectively	68,670	68,670
Additional paid-in capital	2,616,805	2,616,805
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(2,670,584)	(1,931,241)
Total stockholders’ equity	15,625	754,968

Total liabilities and stockholders’ equity	$30,125	$764,563

The accompanying notes are an integral part of these unaudited financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Statement Of Operations (Unaudited)
For the three and six months ended November 30, 2013 and 2012
For the periods from October 19, 2006 (Inception) to November 30, 2013

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012		Periods from October 19, 2006 (Inception ) to November 30, 2013

Revenue	$—	$—	$—	$—		$—

Operating expenses
Exploration of resource properties	22	36,400	33,624	93,398		232,615
Impairment of mineral interests	582,820	—	582,820	—		869,189
Depreciation expense	202	202	404	404		2,291
Professional fees	19,488	17,713	49,542	46,951		1,143,171
General and administrative expenses	30,335	32,020	72,953	74,390		423,318
Total operating expenses	632,867	86,335	739,343	215,143		2,670,584

Loss from operations	(632,867)	(86,335)	(739,343)	(215,143)		(2,670,584)

Provision for income taxes	—	—	—	—		—

Net loss	$(632,867)	$(86,335)	$(739,343)	$(215,143)		$(2,670,584)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00	$

Basic and diluted weighted average number of shares outstanding	68,669,881	71,372,994	68,669,881	73,654,671

The accompanying notes are an integral part of these unaudited financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stgae Company)
Condensed Statement Of Cash Flows (Unaudited)
For the six months ended November 30, 2013 and 2012
For the period from October 19, 2006 (Inception) to November 30, 2013

	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012	Period from October 19, 2006 (Inception) to November 30, 2013
Cash flow from operating activities
Net loss	$(739,343)	$(215,143)	$(2,670,584)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	404	405	2,291
Contributed service by an officer	—	—	150
Other comprehensive loss	—	—	59
Amortization of prepaid expense	—	—	561,000
Common stock issued for services	—	—	120,000
Impairment of mineral interests	582,820	—	869,189
Changes to operating assets and liabilities:
(Increase) decrease in deposits	—	25,000	(1,400)
Increase(decrease) in prepaid expenses	—	3,500	—
Increase(decrease) in accounts payable	4,905	7,950	14,500
Net cash used in operating activities	$(151,214)	$(178,288)	$(1,104,795)

Cash flows from investing activities
Purchase of computer equipment	—	—	(2,428)
Purchase of mineral interests	(7,820)	(67,480)	(274,189)
Net cash used in investing activities	$(7,820)	$(67,480)	$(276,617)

Cash flow from financing activities
Capital contributions	—	—	10,000
Common stock issued for cash	—	250,000	1,400,000
Net cash provided by financing activities	$—	$250,000	$1,410,000

Net increase(decrease) in cash	(159,034)	4,232	28,588

Cash at beginning of period	187,622	108,209	—

Cash at end of period	$28,588	$112,441	$28,588

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non cash financing Activities:
Preferred stock issued in conversion of common stock	$—	$—	$67,500
Common stock issued for prepaid expenses	$—	$—	$561,000
Common stock issued for mineral interests	$—	$60,000	$595,000

The accompanying notes are an integral part of these unaudited financial statements.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

November 30, 2013 and May 31, 2013

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements. The results of operations for the periods ended November 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Due to net losses at November 30, 2013 and 2012, the effect of the potential common shares resulting from warrants was excluded, as the effect would have been anti-dilutive.

	For the Six Months Ended November 30, 2013	For the Six Months Ended November 30, 2012
Net Loss (numerator)	$(739,343)	$(215,143)
Common Shares (denominator)	68,669,881	73,654,671
Net loss per share amount	$(0.00)	$(0.00)

NOTE 4 – MINERAL INTERESTS

As of November 30, 2013 and May 31, 2013 the Company had $0 and 575,000 of costs related to the acquisition of mineral interests on mineral properties located throughout the United States. As of November 30, 2013 Impairment of mineral interest was created for 582,820, since the company abandoned the property on December 9, 2013 and 100% of the asset value is impaired

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Activity

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share.  Common stock consists of 499,000,000 authorized shares of $0.001 par value common stock. As of November 30, 2013 and May 31, 2013 there were 68,669,881 and 68,669,881 shares issued and outstanding, respectively.

During the period from June 1, 2012 to May 31, 2013 the Company issued 916,667 shares of common stock for cash of $500,000.

During the period from June 1, 2012 to May 31, 2013 the Company issued 600,000 shares of common stock for the acquisition of mineral claims. The shares were valued at fair market value of $235,000.

On October 17, 2012 the Company entered into a Share Issuance Agreement with an unrelated third party entity. Pursuant to the terms of the agreement, the third party agreed to provide a financing line to the Company of no greater than $2,500,000, from which the Company can receive advances of no more than $250,000 per advance. In exchange for any advances made, the Company agrees to issue shares of its common stock. The number of shares to be issued shall be based upon a ten percent discount to the average of the closing trading prices of the five day period immediately prior to issuance. As of November 30, 2013 no advances have been received by the Company.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending November 30, 2013, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

Overview

We are a start-up, exploration stage, company engaged in the search for gold, silver, graphite and related minerals. Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be . The Company had a 100% interest in and to the Chedic Graphite Property consisting of 20 U.C. Mineral Lode Claims in Township, 15 North, Range 19 East, Sections 25 & 26 Carson City, NV mining claims compromising approximately 400 acres. On Sept 17th 2012, the Company expanded its interests with the acquisition of 15 additional Lode Claims thus expanding the Chedic holdings to 700 acres.

With the project being tied up in red tape and substantial property payments coming due, the Board of Directors has decided to abandon the project and concentrate on its Silver holdings in Mineral County, Nevada, near the Candelaria Silver Mine. With the project being abandoned there are no further liabilities being incurred on this property.

 In a geological report compiled by Hunsaker dated May 2010, further exploration on the Black Butte project was justified, and defined by Hunsaker in their follow up work Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 delivered to the Lucky Boy December 20th, 2011.

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

APPLICATION 1187995 (14 claims)

APPLICATION 1187994 (12 claims)

APPLICATION 1187992 (10 claims)

65 claims approx., 60 hectares each = 3900 hectares

The consideration for the transaction was payment by the Company to Habitants a total of Fifty Thousand United States Dollars (US$50,000.00) consisting of Twenty Five Thousand United States Dollars ($25,000.00) on the date of execution of this Agreement and Twenty Five Thousand United States Dollars ($25,000.00) upon the issuance of the claims in the Company’s name, and the issuance of 100,000 shares of the Company’s common stock within 15 days of the date of the closing of the transaction described in the Agreement. Upon the renewal date of the claims, the Company decided not to renew these claims.

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

Due to the delays encountered in its application to drill within the Chedic Voltaire lode claim, the Company has cancelled the drill program. On March 5, 2013, the submitted an “Intent to Operate” plan with the Humbolt-Toiyabe National Forestry Service, Elko District Office to drill five holes within the Chedic Voltaire lode claim block. In May 2013, the National Forestry Service determined that the Company submit a “Plan of Operations” to include an environmental impact study. In July, 2013 the Company completed its environmental impact study on the proposed drilling program and submitted a “Plan of Operations” for permitting approval. With the project being abandoned there are no further liabilities being incurred on this property.

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

Results of Operations

Our comparative periods for the period ended November 30, 2013 and November 30, 2012 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to November 30, 2013, was $1,410,000, with $1,400,000 as proceeds received from sales of our common stock and $10,000 of contributed capital.

Three and Six Months Ended November 30, 2013 and November 30, 2012

Revenues

We did not generate any revenues from operations for the three and six month periods ended November 30, 2013 or 2012. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three and six month periods ended November 30, 2013 and 2012.

	Six months	Six months
	Ended	Ended
	30-Nov-13	30-Nov-12
Professional fees	$49,542	46,951
Depreciation	404	404
Exploration of resource property	33,624	93,398
Impairment of mineral interests	582,820	—
General and administrative	72,953	74,390
Total operating expenses	$739,343	215,143

	Three months	Three months
	Ended	Ended
	30-Nov-13	30-Nov-12
Professional fees	$19,488	17,713
Depreciation	202	202
Exploration of resource property	22	36,400
Impairment of mineral interests	582,820	—
General and administrative	30,335	32,020
Total operating expenses	$632,867	86,335

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that we have significantly decreased the exploration expenses incurred. The operating expenses have increased due to the impairment of our mineral interest property, the Chedic Voltaire Graphite property.

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

Based on our current plan of operations, we do not have have sufficient funds for the next twelve months, and we will require additional funds to continue our exploration operations.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012-2013. Management projects that we will require up to $1,410,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

General and administrative expenses	$80,000
Future property acquisitions	180,000
Working capital	450,000
Development of properties	700,000
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

Liquidity and Capital Resources

As of November 30, 2013, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of November 30, 2013, we had $14,088 in unallocated working capital.

	November 30,	May 31,
	2013	2013
Current Assets	$28,588	187,622
Current Liabilities	14,500	9,595
Working Capital	$14,088	178,027

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders. There are no agreements to supply working capital to the Company.

Cash Flows

	Six months	Six months
	Ended	Ended
	November 30, 2013	November 30, 2012

Net cash used in operating activities	$(151,214)	$(178,288)
Net cash used in investing activities	(7,820)	(67,480)
Net cash provided by financing activities	—	250,000
Net increase (decrease) in cash	$(159,034)	$4,232

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to November 30, 2013 was $1,104,795. Net cash used in operating activities for the six months ended November 30, 2013 and November 30, 2012 is $151,214 and $178,288. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006, to November 30, 2013, was $276,617 as a result of the purchase of additional mining claims and computer equipment. The net decreased by $7,820 and $67,480 during the six month ended November 30, 2013 and November 30, 2012 due to purchase of mineral interests.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to November 30, 2013, was $1,410,000 as a result of gross proceeds received from sales of our common stock and capital contribution from Company officers. The net increased by $0 and $250,000 during the six month ended November 30, 2013 and November 30, 2012 due to common stock issued for cash.

Inflation / Currency Fluctuations

Inflation has not been a factor during the six months ended November 30, 2013. Although inflation is moderately higher than it was during 2012 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of November 30, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2013:

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of November 30, 2013 our net loss since inception was $2,087,764. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 68,669,881 shares are issued and outstanding as of December 9, 2013 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of December 9, 2013. Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $156,523 and $215,143, respectively, for the fiscal six months ended November 30, 2013 and 2012. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
3.4	Filed Amended Articles changing name to National Graphite Corp.filed as an exhibit to our Form 8K on 9/04/12.
10.1	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.3	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.4	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.5	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.6	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal
Capital Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)
10.7	Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
10.8	Share Issuance Agreement dated October 16, 2012 between National Graphite Corp. and Calypso Financial Limited with addendum.
10.9	Election of director Howard Bouch. (incorporated by reference to an exhibit to our current report on Form 8-K filed November 12, 2012.)
10.10	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
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

Date: January 21, 2014
By:	/s/ Kenneth Liebscher	By:	/s/ FortunatoVillamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Director
Principal Executive Officer

/s/ Howard Bouch
Treasurer, Chief Financial Officer, Director

