Form 10-Q
period 2014-02-28
National Graphite Corp
filed 2014-04-21
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended February 28, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-146675

NATIONAL GRAPHITE CORP.

(Exact name of small business issuer in its charter)

_____________________

Nevada	27-3787574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Indian Creek Ln., Ste, Las Vegas, NV	89149
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of March 7, 2014: 68,669,881 shares of common stock and 675,000 preferred shares each carrying a 100:1 voting and conversion rights.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – February 28, 2014 (Unaudited) and May 31, 2013	F-1

Condensed Statements of Operations for the three and nine months ended February 28, 2014 and 2013, and for the period from October 19, 2006 (Inception) to February 28, 2014 (Unaudited)	F-2

Condensed Statements of Cash Flows for the Nine months ended February 28, 2014 and 2013, and for the period from October 19, 2006 (Inception) to February 28, 2014(Unaudited)	F-5

Notes to Condensed Financial Statements	F-7 - F-9

3

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Balance Sheets
February 28, 2014 and May 31, 2013 (Unaudited)

	February 28, 2014	May 31, 2013

ASSETS
Current assets
Cash	$15,745	$187,622
Total current assets	15,745	187,622

Property and equipment, net	—	541

Other assets
Deposits	1,400	1,400
Mineral interests	—	575,000
Total other assets	1,400	576,400

Total assets	$17,145	$764,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$11,701	$9,595
Accounts payable - related party	18,000	—
Accrued interest	168	—
Convertible note payable (net of unamortized discount of $17,809)	7,191	—
Derivative liability	15,640	—
Total current liabilities	52,700	9,595

Stockholders' Equity (Deficit)

Preferred stock, 1,000,000 shares authorized at par value of $0.001; 675,000 and 675,000 shares issued and outstanding, respectively	675	675
Common stock, 499,000,000 shares authorized
at par value of $0.001; 68,669,881 and 68,669,881 shares issued and outstanding, tespectively	68,670	68,670
Additional paid-in capital	2,616,805	2,616,805
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(2,721,764)	(1,931,241)
Total stockholders’ equity (Deficit)	(35,555)	754,968

Total liabilities and stockholders’ equity (Deficit)	$17,145	$764,563

The accompanying notes are an integral part of these unaudited financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stage Company)
Condensed Statement Of Operations (Unaudited)
For the three and nine months ended February 28, 2014 and 2013
For the periods from October 19, 2006 (Inception) to February 28, 2014 (Unaudited)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013	Periods from October 19, 2006 (Inception ) to February 28, 2014

Revenue	$—	$—	$—	$—	$—

Operating expenses
Exploration of resource properties	—	6,448	33,624	99,846	232,616
Impairment of mineral interests	—	—	582,820	—	869,189
Depreciation expense	137	202	541	606	2,427
Professional fees	26,888	28,396	76,430	75,348	1,170,061
General and administrative expenses	26,140	41,660	99,093	116,049	449,456
Total operating expenses	53,165	76,706	792,508	291,849	2,723,749

Loss from operations	(53,165)	(76,706)	(792,508)	(291,849)	(2,723,749)

Other income/expense:
Gain (loss) on derivative liability	4,931	—	4,931	—	4,931
Amortization of debt discount	(2,762)	—	(2,762)	—	(2,762)
Interest expense	(184)	—	(184)	—	(184)
Total other income/expense	1,985	—	1,985	—	1,985

Loss before income taxes	(51,180)	(76,706)	(790,523)	(291,849)	(2,721,764)

Provision for income taxes	—	—	—	—	—

Net loss	$(51,180)	$(76,706)	$(790,523)	$(291,849)	$(2,721,764)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average number of shares outstanding	68,669,881	68,569,881	68,669,881	71,978,367

The accompanying notes are an integral part of these unaudited financial statements.

NATIONAL GRAPHITE CORP.
(FKA LUCKY BOY SILVER CORPORATION)
(An Exploration Stgae Company)
Condensed Statement Of Cash Flows (Unaudited)
For the nine months ended February 28, 2014 and 2013
For the period from October 19, 2006 (Inception) to February 28, 2014 (Unaudited)

	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013	Period from October 19, 2006 (Inception) to February 28, 2014
Cash flow from operating activities
Net loss	$(790,523)	$(291,849)	$(2,721,764)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	541	606	2,428
Contributed service by an officer	—	—	150
Other comprehensive loss	—	—	59
Stock based compensation for services	—	—	681,000
Impairment of mineral interests	582,820	—	869,189
Amortization of debt discount	2,762	—	2,762
Gain (loss) on derivative liability	(4,931)	—	(4,931)
Changes to operating assets and liabilities:
(Increase) decrease in deposits	—	25,000	(1,400)
Increase(decrease) in prepaid expenses	—	3,500	—
Increase(decrease) in accounts payable - related party	18,000	—	18,000
Increase(decrease) in accounts payable	2,106	2,000	11,701
Increase(decrease) in accrued interest	168	—	168
Net cash used in operating activities	$(189,057)	$(260,743)	$(1,142,638)

Cash flows from investing activities
Purchase of computer equipment	—	—	(2,428)
Purchase of mineral interests	(7,820)	(92,478)	(274,189)
Net cash used in investing activities	$(7,820)	$(92,478)	$(276,617)

Cash flow from financing activities		(92,478)
Capital contributions	—	—	10,000
Common stock issued for cash	—	500,000	1,400,000
Proceeds from convertible notes payable	25,000	—	25,000
Net cash provided by financing activities	$25,000	$500,000	$1,435,000

Net increase(decrease) in cash	(171,877)	146,779	15,745

Cash at beginning of period	187,622	108,209	—

Cash at end of period	$15,745	$254,988	$15,745

Supplemental disclosure of cash flow information
Cash paid for interest	$16	$—	$16
Cash paid for income taxes	$—	$—	$—

Non cash financing Activities:
Preferred stock issued in conversin of common stock	$—	$—	$67,500
Common stock issued for services	$—	$—	$561,000
Common stock issued for mineral interests	$—	$60,000	$595,000

The accompanying notes are an integral part of these unaudited financial statements.

NATIONAL GRAPHITE CORPORATION

(FKA Lucky Boy Silver Corporation)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements. The results of operations for the periods ended February 28, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 –GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and no revenues are anticipated until the Company begins extracting and selling gold and silver, and there is no assurance that a commercially viable deposit exists on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Due to net losses at February 28, 2014 and 2013, the effect of the potential common shares resulting from warrants was excluded, as the effect would have been anti-dilutive. The number of common share equivalents were excluded.

NOTE 4 – MINERAL INTERESTS

As of February 28, 2014 and May 31, 2013 the Company had $0 and $575,000 of costs related to the acquisition of mineral interests on mineral properties located throughout the United States. As of February 28, 2014 impairment of mineral interest was recorded for $582,820, since the company abandoned the property on December 9, 2013 and 100% of the asset value is impaired. The Company has one active exploration project, the Silver Strike project.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Activity, Fiscal Year Ended May 31, 2013

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share.  Common stock consists of 499,000,000 authorized shares of $0.001 par value common stock. As of February 28, 2014 and May 31, 2013 there were 68,669,881 and 68,669,881 shares issued and outstanding, respectively.

On July 18, 2012 the Company issued 916,667 shares of common stock for cash of $500,000.

On December 7, 2012 he Company issued 600,000 shares of common stock for the acquisition of mineral claims. The shares were valued at fair market value of $235,000.

On October 19, 2012 the Company cancelled 8,000,000 shares of common stock held by a director of the Company who is a related party.

Shares issued and outstanding at February 28, 2014 and May 31, 2013 were 68,669,881 common and 675,000 preferred. Each preferred share carries a 100:1 voting and conversion right.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On January 10, 2014 the company issued a convertible note payable to Chancery Lane Investment Group, Inc in the amount of $25,000 at the rate of 5% per annum which is due on January 10, 2015. At any time the holder has the right to convert the note into shares of common stock. The conversion price (the “Conversion Price”) in effect on any Conversion Date shall be the Variable Conversion Price (as defined herein) (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the “Conversion Date”). “Trading Price” means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the “OTCBB”) as reported by a reliable reporting service (the “Reporting Service”) mutually acceptable to Borrower and Holder and hereafter designated by Holders of a majority in interest of the Notes and the Borrower or, if the OTCBB is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Applicable Percentage” shall mean 90%; provided, however, that the Applicable Percentage shall be increased to (i) 95% in the event that a Registration Statement covering the shares to be issued upon conversion is filed prior to the Notice of Conversion and (ii) 100% in the event that the Registration Statement becomes effective on or before the Notice of Conversion.

As of February 28, 2014, $7,191 (net of unamortized discount of $17,809) was outstanding towards this loan with accrued interest of $168.

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE  LIABILITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Under ASC-815 the conversion options embedded in the note payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of February 28, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, February 28, 2014	$—	$—	$15,640	$15,640

The following table summarizes the changes in the derivative liabilities during the quarter ended February 28, 2014:

Balance as of May 31, 2013	$-0-
Additions due to new convertible debt and warrants issued	20,571
Change in fair value	(4,931)
Ending balance as of February 28, 2014	$15,640

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0169 - $0.017, exercise price of $0.0122 - $0.0151, dividend yield of zero, years to maturity of 1, risk free rate of 0.12 percent, and annualized volatility of 139.60 – 142.99 percent.

Note 8- Related Party Transactions

On December 29, 2010 the Company entered into a consulting agreement with Wannigan Consulting Corp. (“Wannigan”) having a common director of our President, Ken Liebscher, a related party, wherein Wannigan Consulting Corp. receives $5,500 per month as compensation and minimum of $500 per month towards pre-approved expenses. This contract was terminated in December 31, 2012.

During the nine months ended February 28, 2014 and 2013, the company paid consulting fee to Wannigan $0 and $36,000, respectively.

On January 1, 2013 the Company entered into a consulting agreement with Harbortown Inc. (“Harbortown”) having a common director of our President, Ken Liebscher, a related party, wherein Harbortown, Inc. receives $5,000 per month as compensation and minimum of $1,000 per month towards pre-approved expenses.

During the nine months ended February 28, 2014 and 2013, the company paid consulting fee to Harbortown $54,000 and $18,000, respectively.

As of February 28, 2014 amount due to related party of $18,000 is unsecured, non-interest bearing, and due on demand.

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

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed our company name to National Graphite Corp. on May 9, 2012. We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001per share. Our statutory registered agent’s office is located at 153 W. Lake Mead Pkwy, Ste. 2240, Henderson, NV 89015. Our telephone number is (702) 839-4029.

The following analysis of the results of operations and financial condition of the corporation for the period ending February 28, 2014, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this form 10-Q and in our annual report filed on form 10-K.

Overview

We are a start-up, exploration stage, company engaged in the search for gold, silver, graphite and related minerals. Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties.

Active Projects

Silver Strike Silver Property.

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

On September 27, 2011 the shares of National Graphite Corp (formerly Lucky Boy Silver Corp.) became Depository Trust Corp. (DTC) eligible for electronic transfer.

On May 25, 2011 we expanded our claims in the Silver Strike area from 12 to 68 unpatented claims renaming them the LAG claims.

Abandoned Projects

Chedic Graphite Property.

The Company had a 100% interest in and to the Chedic Graphite Property consisting of 20 U.C. Mineral Lode Claims in Township, 15 North, Range 19 East, Sections 25 & 26 Carson City, NV mining claims compromising approximately 400 acres. On Sept 17th 2012, the Company expanded its interests with the acquisition of 15 additional Lode Claims thus expanding the Chedic holdings to 700 acres.

Due to the delays encountered in its application to drill within the Chedic Voltaire lode claim, the Company has cancelled the drill program. On March 5, 2013, we submitted an “Intent to Operate” plan with the Humbolt-Toiyabe National Forestry Service, Elko District Office to drill five holes within the Chedic Voltaire lode claim block. In May 2013, the National Forestry Service determined that the Company submit a “Plan of Operations” to include an environmental impact study. In July, 2013 the Company completed its environmental impact study on the proposed drilling program and submitted a “Plan of Operations” for permitting approval.

With the project being tied up in red tape and substantial property payments coming due, the Board of Directors has decided to abandon the project. With the project being abandoned there are no further liabilities being incurred on this property.

  Black Butte Property

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

Quebec Graphite Property

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

Our Proposed Exploration Program – Plan of Operation

We will review the Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 and proceed with exploration on the Silver Strike (Candelaria) project to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties. As of February 28, 2014 he Silver Strike Property is the only property the Company is exploring.

We do not have any ores or reserves whatsoever at this time on our propertie.

Results of Operations

Our comparative periods for the period ended February 28, 2014 and May 31, 2013 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to February 28, 2014, was $1,435,000, with $1,400,000 as proceeds received from sales of our common stock, $10,000 of contributed capital and $25,000 as proceeds from convertible note payable.

Three and Nine Months Ended February 28, 2014 and February 28, 2013.

Revenues

We did not generate any revenues from operations for the three and Nine month periods ended February 28, 2014 or 2013. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results  for the three and Nine month periods ended February 28, 2014 and 2012.

	Nine months	Nine months
	Ended	Ended
	February 28, 2014	February 28, 2013
Professional fees	$76,430	$75,348
Depreciation	541	606
Exploration of resource property	33,624	99,846
Impairment of mineral interests	582,820	—
General and administrative	99,093	116,049
Total operating expenses	$792,508	$291,849

 During the nine month ended February 28, 2013 and 2014, Impairment of mineral interests is $0 and $582,820 due to mineral interest property, the Chedic Voltaire Graphite property abandoned on December 9, 2013

	Three months	Three months
	Ended	Ended
	February 28, 2014	February 28, 2013
Professional fees	$26,888	$28,396
Depreciation	137	202
Exploration of resource property	—	6,448
Impairment of mineral interests	—	—
General and administrative	26,140	41,660
Total operating expenses	$53,165	$76,706

Operating  expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that we have significantly decreased the exploration expenses incurred. For the three months ended February 28, 2014 and 2013, General and administrative expenses decreased to $26,140 from $ 41,660 due to Director Fees and Investor Relation expenses accounted based on cash basis for the three month ended February 28, 2013

Other income/expenses for the three months ended February 28, 2014 include Gain (Loss) on derivative liability $4,931, Amortization of debt discount $(2,762) and Interest expense $(184). When compared to the previous three months ended February 28, 2013 amount is $0 for those expenses.

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

Based on our current plan of operations, we do not have sufficient funds for the next twelve months, and we will require additional funds to continue our exploration operations.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013-2014. Management projects that we will require up to $1,410,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

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

Liquidity and Capital Resources

As of February 28, 2014, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of February 28, 2014, we had $(36,955) in negative working capital.

	February 28, 2014	May 31, 2013
Current Assets	$15,745	187,622
Current Liabilities	52,700	9,595
Working Capital	$(36,955)	178,027

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders. There are no agreements to supply working capital to the Company.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	February 28, 2014	February 28, 2013

Net cash used in operating activities	$(189,057)	$(260,743)
Net cash used in investing activities	(7,820)	(92,478)
Net cash provided by financing activities	25,000	500,000
Net increase (decrease) in cash	$(171,877)	$146,779

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to February 28, 2014 was $1,142,638. Net cash used in operating activities for the nine months ended February 28, 2014 and February 28, 2013 is $189,057 and $260,743. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006, to February 28, 2014, was $276,617 as a result of the purchase of additional mining claims and computer equipment. The net decreased by $7,820 and $92,478 during the nine month ended February 28, 2014 and February 28, 2013 due to purchase of mineral interests.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to February 28, 2014, was $1,435,000 as a result of gross proceeds received from sales of our common stock, capital contribution from Company officers, and proceeds from convertible notes payable. The net increased by $25,000 and $500,000 during the nine month ended February 28, 2014 due to proceeds from convertible notes payable and February 28, 2013 due to common stock issued for cash.

Inflation / Currency Fluctuations

Inflation has not been a factor during the nine months ended February 28, 2014. Although inflation is moderately higher than it was during 2013 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of February 28, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2014:

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
iv)

Lack of sufficient accounting expertise. We do not have any internal accounting staff with adequate knowledge of US GAAP accounting. We have not maintained adequate internal controls over financial reporting to ensure that we adopted accepted accounting policies with respect to routine matters, such as proper accounting and disclosure for related party transactions with our Chief Executive Officer. In particular we concluded that related party transactions with Wannigan Consulting Corp and Harbourtown Inc. (both companies controlled by our Chief Executive Officer) had not been properly disclosed in our prior SEC filings as related party transactions. Our prior Form 10-K filings did not disclose the proper amount of compensation paid to our CEO in the Form 10-K executive compensation table and these related party transactions were not disclosed in the financial statements and its accompanying footnotes in the Form 10-K filing. We will amend our prior Form10-K filing to properly disclose all related party transactions and update the Executive Compensation Table in the Forms 10-K

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of February 28, 2014 our net loss since inception was $2,721,764. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 68,669,881 shares are issued and outstanding as of March 7, 2014 and 1,000,000 shares of preferred stock, of which 675,000 shares are issued and outstanding as of March 7, 2014. Each share of preferred stock is convertible into 100 shares of common stock (1:100) and each share of preferred stock is entitled to 100 votes and thus the conversion of our preferred stock would result in significant dilution to holders of our common stock. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $790,523 and $291,849, respectively, for the nine months ended February 28, 2014 and 2013. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

Exhibit No.		Description
3.1		Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2		Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3		Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
3.4		Filed Amended Articles changing name to National Graphite Corp. filed as an exhibit to our Form 8K on 9/04/12.
10.1		Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.2		Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.3		Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.4		Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.5		Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.6	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal
Capital Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)
10.7		Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
10.8 10.9	Share Issuance Agreement dated October 16, 2012 between National Graphite Corp. and Calypso
Financial  Limited  with  addendum.

Election of director Howard Bouch. (incorporated by reference to an exhibit to our current report on Form 8-K filed November 12, 2012.)
10.10		Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0		Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 filed on Form 8-K filed on December 27, 2010
99.1		Purchase Agreement with Habitant Minerals filed as an exhibit to our current report on Form 8K filed on April 23, 2012.
99.2		Purchase Agreement with GeoXplor Inc. filed as an exhibit to our current report on Form 8K filed on May 02, 2012.
99.3	*	Consulting Agreement with Harbortown Inc.

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

(Registrant)

Date: April 18, 2014

By:	/s/ Kenneth Liebscher	By:	/s/ FortunatoVillamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Director
Principal Executive Officer /s/ Howard Bouch Treasurer, Chief Financial Officer, Director

