Form 10-K
period 2014-05-31
National Graphite Corp
filed 2014-09-03
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicateby check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [ ] Not applicable.

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

2,288,996common shares at $0.018on May 31, 2014, which is the quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “NGRC”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date2,288,996 common shares issued and outstanding as of May 31, 2014. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO with conversion and voting rights of 1 preferred equals 3.33 common shares.

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

Orebody- A natural concentration of valuable material that can be extracted and sold at a profit.

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

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed our company name to National Graphite Corp. on May 9, 2012. We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 16,633,333 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share.The authorized capital stock has been adjusted retroactively for a 30 for 1 reverse stock split that took place on May 12, 2014. Our statutory registered agent’s office is located at 153 W. Lake Mead Pkwy, Ste. 2240, Henderson, NV 89015. Our telephone number is (702) 839-4029.

The following analysis of the results of operations and financial condition of the corporation for the period ending May 31, 2014.

Overview

We are a start-up, exploration stage, company engaged in the search for gold, silver, and related minerals. Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties.

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

As of December 31, 2013 the value of the Candelaria project has been fully impaired in the Company’s financial statements. However, the Company has retained the leases and is currently in the process of exploring the claims.

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

Our Proposed Exploration Program – Plan of Operation

We will review the Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 and proceed with exploration on the Silver Strike (Candelaria) project to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties. As of May 31, 2014 the Silver Strike Property is the only property the Company is exploring.

We do not have any ores or reserves whatsoever at this time on our properties.

Results of Operations

Our comparative periods for the period ended May 31, 2014 and May 31, 2013 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to May 31, 2014, was $1,435,000, with $1,400,000 as proceeds received from sales of our common stock, $10,000 of contributed capital and $25,000 as proceeds from convertible note payable.

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

We were incorporated in the State of Wyoming on October 19, 2006, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $2,778,387.

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

We have no known mineral reserves and we may not find any goldor silver, or if we find gold or silver,it may not be in economic quantities. If we fail to find any goldor silver,or if we are unable to find gold or silver in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold or silver, it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find goldor silverin sufficient quantity to warrant recovery, it ultimately may not be recoverable. Finally, even if any goldor silveris recoverable, we do not know that this can be done at a profit. Failure to locate goldor silverin economically recoverable quantities will cause us to suspend operations.

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

We are authorized to issue up to 16,633,333 shares of common stock, of which 2,288,996 shares are issued and outstanding as of May 31, 2014. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO with conversion and voting rights of 1 preferred equals 100 common shares. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $847,146 and $519,285, respectively, for the fiscal years ended May 31, 2014 and 2013. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2 Properties.

Principal Office

Our principal office is located at 7230 Indian Creek Lane, Las Vegas, Nevada 89149. Our telephone number is (702) 849-4029. On January 1, 2012our office rental agreement was adjusted to a $500 per month rental fee for office space in Nevada. The term of the agreement is on a month-to-month basis starting from January 1, 2012.

Our Mineral Properties

Active Projects

Silver Strike Silver Property.

The Silver Strike area (Candelaria Project) is comprised of 68 unpatented lode mining claims in Esmeralda and Mineral County and currently covers 1363 acres in the Candelaria District immediately east of Silver Standard Resources Northern Belle and Mount Diablo open pit silver mines in sections 25, 35, 36, 1, 2, 3, 10, and 11 T 3 & 4N/R35E. The property is approximately 45 miles west of Tonopah, Nevada

Between June and September, 2011, 68 new lode claims were located. The claims cover the ground from which high-grade silver samples were taken. The geologic setting of the samples extends from the open pit mines controlled by Silver Standard Resources onto the LAG claims (Table 1 and Figure 2).

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

As of December 31, 2013 the value of the Candelaria project has been fully impaired in the Company’s financial statements. However, the Company has retained the leases and is currently in the process of exploring the claims.

Independence Trend
Midas
Dee
Sandman
Winnemucca
Wells
Hycroft
Elko
Carlin
Florida Canyon
Battle Mountain
Rain
Carlin Trend
Spring Valley
Pipeline
Battle Mountain - Eureka Trend
Tonkin
Bald Mountain
RENO
Austin
Eureka
Ely
Robinson
Northumberland
Round Mountain
Manhattan
Hawthorne
Black Butte
Borealis
Candelaria
Walker Lane Mineral Belt
Goldfield
Beatty
LAS VEGAS
Laughlin
0 25 50 100 150
Miles

Figure 1: Black Butte and Candelaria Location Map

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to National Graphite.

Item 4. Mine Safety Disclosures

None.

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

Holders of our Common Stock

As of the date of this report the shareholders' list of our common shares showed 24 registered shareholders. There are 2,288,996 shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended May 31, 2013 the Company issued 13,889 shares of its restricted common stock issued to non-affiliated shareholders subscribed for at a price of $18 per share in private placements for $250,000 cash.

During the year ended May 31, 2013 the Company issued 16,667 shares of its restricted common stock issued to non-affiliated shareholders subscribed for at a price of $15 per share in private placements for $250,000 cash.

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

We are a start-up, exploration stage, company engaged in the search for gold, silver, and related minerals. Our mineral properties are without known reserves and our proposed program is exploratory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties.

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

As of December 31, 2013 the value of the Candelaria project has been fully impaired in the Company’s financial statements. However, the Company has retained the leases and is currently in the process of exploring the claims.

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

Our Proposed Exploration Program – Plan of Operation

We will review the Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 and proceed with exploration on the Silver Strike (Candelaria) project to determine if there are commercially exploitable deposits of gold and silver, and if we decide not to proceed, to seek other mineral exploration properties. As of May 31, 2014 he Silver Strike Property is the only property the Company is exploring.

We do not have any ores or reserves whatsoever at this time on our properties.

Results of Operations

Our comparative periods for the period ended May 31, 2014 and May 31, 2013 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to May 31, 2014, was $1,435,000, with $1,400,000 as proceeds received from sales of our common stock,$10,000 of contributed capital and $25,000 as proceeds from convertible note payable.

Revenues

We did not generate any revenues from operations for the period ended May 31, 2014 or 2013. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the year ended May 31, 2014 and 2013.

	Year	Year
	Ended	Ended
	5-31-14	5-31-13
Professional fees	$100,200	97,544
Depreciation	541	809
Exploration of resource property	33,624	107,846
Impairment of mineral interests	582,820	171,369
General and administrative	128,893	141,717
Total operating expenses	$846,078	519,285

During the year ended May 31, 2013 and 2014, Impairment of mineral interests is $171,369 and $582,820 due to mineral interest property, the Chedic Voltaire Graphite property, abandoned on December 9, 2013.

	Year	Year
	Ended	Ended
	5-31-14	5-31-13
Revenue	$—	—
Operating expenses	846,078	519,285
Net loss	$(846,078)	(519,285)

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that we have significantly decreased the exploration expenses incurred. For the year ended May 31, 2014 and 2013, General and administrative expenses decreased to $128,893 from $141,717 due to a reduction in investor relations expenses for the year ended May 31, 2014.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014-2015. Management projects that we will require up to $1,410,000 to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

General and administrative expenses	$80,000
Future property acquisitions	180,000
Working capital	450,000
Development of properties	700,000
$1,410,000

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of May 31, 2014, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of May 31, 2014, we had $92,171 in negative working capital.

	May 31,	May 31,
	2014	2013
Current Assets	$815	187,622
Current Liabilities	(92,986)	(9,595)
Working Capital	$(92,171)	178,027

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders. There are no agreements to supply working capital to the Company.

Cash Flows

	Year	Year
	Ended	Ended
	May 31, 2014	May 31 2013

Net cash used in operating activities	$(203,987)	$(310,608)
Net cash used in investing activities	(7,820)	(109,979)
Net cash provided by financing activities	25,000	500,000
Net increase (decrease) in cash	$(186,807)	$79,413

Net cash used in operating activities

Net cash used in operating activities from inception on October 19, 2006, to May 31, 2014 was $1,160,468. Net cash used in operating activities for the fiscal years ended May 31, 2014 and May 31, 2013 is $203,987 and $310,608. This negative cash flow from operations is due to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

Net cash used in investing activities from inception on October 19, 2006 to May 31, 2014, was $273,717. Investing activities consisted primarily of the purchase of additional mining claims and computer equipment. Net cash decreased by $7,820 and $109,979 during the years ended May 31, 2014 and May 31, 2013 respectively, due to purchases of mineral interests.

Net cash provided by financing activities

Net cash provided by financing activities from inception on October 19, 2006, to May 31, 2014, was $1,435,000 as a result of gross proceeds received from sales of our common stock, capital contribution from Company officers, and proceeds from convertible notes payable. Net cash increased by $25,000 and $500,000 during the years ended May 31, 2014 and May 31, 2013 respectively, due to proceeds from convertible notes payable and common stock issued for cash.

Inflation / Currency Fluctuations

Inflation has not been a factor during the year ended May 31, 2014. Although inflation is moderately higher than it was during 2013 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the years ended May 31, 2014 and 2013.

NATIONAL GRAPHITE CORP.

(FKA Lucky Boy Silver Corp.)

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

AND

FINANCIAL STATEMENTS

May 31, 2014 and 2013

NATIONAL GRAPHITE CORP.

(An Exploration Stage Company)

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

We have audited the accompanying balance sheets of (the Company) as of May 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of as of May 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the financial statements, the Company has recurring net losses, an accumulated deficit of $2,778,387 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 2, 2014

NATIONAL GRAPHITE CORP.
(An Exploration Stage Company)
Balance Sheets

	May 31,
	2014	2013
ASSETS
CURRENT ASSETS

Cash	$815	$187,622

Total Current Assets	815	187,622

PROPERTY AND EQUIPMENT, net	—	541

OTHER ASSETS

Deposits	1,400	1,400
Mineral interests	—	575,000

Total Other Assets	1,400	576,400

TOTAL ASSETS	$2,215	$764,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$29,366	$9,595
Accounts payable - related parties	39,000	—
Accrued interest	483	—
Convertible note payable (net of unamortized discount of $863)	24,137	—

Total Current Liabilities	92,986	9,595

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 1,000,000 shares authorized
at par value of $0.001; 675,000 and 675,000
shares issued and outstanding, respectively	675	675
Common stock, 16,633,333 shares authorized
at par value of $0.001; 2,288,996 and 2,288,996
shares issued and outstanding, respectively	2,289	2,289
Additional paid-in capital	2,684,593	2,683,186
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(2,778,387)	(1,931,241)

Total Stockholders' Equity (Deficit)	(90,771)	754,968

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,215	$764,563

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on October 19,
	For the Years Ended		2006 Through
	May 31,		May 31,
	2014	2013	2014

REVENUES	$—	$—	$—

OPERATING EXPENSES

Exploration of resource properties	33,624	107,846	232,615
Impairment of mineral interests	582,820	171,369	869,189
Depreciation expense	541	809	2,428
Professional fees	100,200	97,544	1,193,829
General and administrative expenses	128,893	141,717	479,258

Total Operating Expenses	846,078	519,285	2,777,319

LOSS FROM OPERATIONS	(846,078)	(519,285)	(2,777,319)

OTHER INCOME (EXPENSE)

Interest expense	(1,068)	—	(1,068)

Total Other Income (Expense)	(1,068)	—	(1,068)

LOSS BEFORE INCOME TAXES	(847,146)	(519,285)	(2,778,387)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(847,146)	$(519,285)	$(2,778,387)

BASIC AND DILUTED LOSS PER SHARE	$(0.37)	$(0.22)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	2,288,996	2,371,482

The accompanying notes are an integral part of these financial statements

NATIONAL GRAPHITE CORP.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

								Deficit
								Accumulated	Total
					Additional	Stock	Other	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Stage	(Deficit)

Balance, October 19, 2006	—	$—	—	$—	$—	$—	$—	$—	$—

Common shares issued for cash	—	—	3,450,000	3,450	11,550	—	—	—	15,000

Currency exchange loss	—	—	—	—	—	—	(2)	—	(2)

Contributed Administrative Support
& other services rendered by officers	—	—	—	—	100	—	—	—	100

Net loss for the year ended
May 31, 2007	—	—	—	—	—	—	—	(5,816)	(5,816)

Balance, May 31, 2007	—	—	3,450,000	3,450	11,650	—	(2)	(5,816)	9,282

Common shares issued for cash	—	—	—	—	—	—	—	—	—

Contributed Administrative Support
&other services rendered by officers	—	—	—	—	50	—	—	—	50

Currency exchange gain	—	—	—	—	—	—	61	—	61

Net loss for the year ended
May 31, 2008	—	—	—	—	—	—	—	(56,311)	(56,311)

Balance, May 31, 2008	—	—	3,450,000	3,450	11,700	—	59	(62,127)	(46,918)

Common shares issued for cash	—	—	1,000,000	1,000	99,000	—	—	—	100,000

Net loss for the year ended
May 31, 2009	—	—	—	—	—	—	—	(51,056)	(51,056)

Balance, May 31, 2009	—	—	4,450,000	4,450	110,700	—	59	(113,183)	2,026

Capital contribution	—	—	—	—	10,000	—	—	—	10,000

Common stock issued for cash
at $0.40 per common share	—	—	212,500	213	169,788	50,000	—	—	220,000

Common stock issued for services	—	—	14,667	15	119,985	—	—	—	120,000

Common stock issued for mining claims	—	—	5,000	5	59,995	—	—	—	60,000

Net loss for the year ended
May 31, 2010	—	—	—	—	—	—	—	(264,513)	(264,513)

Balance, May 31, 2010	—	—	4,682,167	4,682	470,468	50,000	59	(377,696)	147,513

Common stock issued pursuant to
stock subscription payable	—	—	4,167	4	49,996	(50,000)	—	—	—

Common stock issued for cash and
warrants at $0.63 per common share	—	—	11,872	12	224,988	—	—	—	225,000

Common stock issued for cash
at $0.85 per common share	—	—	1,569	2	39,998	—	—	—	40,000

Common stock issued for prepaid
services at $0.85 per common share	—	—	22,000	22	560,978	—	—	—	561,000

Common stock exchanged for
preferred stock	675,000	675	(2,250,000)	(2,250)	1,575	—	—	—	—

Net loss for the year ended
May 31, 2011	—	—	—	—	—	—	—	(658,714)	(658,714)

Balance, May 31, 2011	675,000	675	2,471,774	2,472	1,348,003	—	59	(1,036,410)	314,799

Common stock issued for cash
at $0.60 per common share	—	—	16,667	17	299,983	—	—	—	300,000

Common stock issued for acquisition
of mineral claims	—	—	16,667	17	299,983	—	—	—	300,000

Net loss for the year ended
May 31, 2012	—	—	—	—	—	—	—	(375,546)	(375,546)

Balance, May 31, 2012	675,000	675	2,505,107	2,505	$1,947,969	—	59	(1,411,956)	539,253

Common stock issued for cash
at $0.60 per common share	—	—	13,889	14	249,986	—	—	—	250,000

Common stock issued for acquisition
of mineral claims	—	—	3,333	3	59,997	—	—	—	60,000

Cancellation of common stock	—	—	(266,667)	(267)	267	—	—	—	—

Common stock issued for cash
at $0.50 per common share	—	—	16,667	17	249,983	—	—	—	250,000

Common stock issued for acquisition of
mineral claims at $0.35 per common share	—	—	16,667	17	174,983	—	—	—	175,000

Net loss for the year ended
May 31, 2013	—	—	—	—	—	—	—	(519,285)	(519,285)

Balance, May 31, 2013	675,000	$675	2,288,996	$2,289	$2,683,186	$—	$59	$(1,931,241)	$754,968

Beneficial conversion feature	—	—	—	—	1,407	—	—	—	1,407

Net loss for the year ended
May 31, 2014	—	—	—	—	—	—	—	(847,146)	(847,146)

Balance, May 31, 2014	675,000	$675	2,288,996	$2,289	$2,684,593	$—	$59	$(2,778,387)	$(90,771)

NATIONAL GRAPHITE CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
			on October 19,
	For the Years Ended		2006 Through
	May 31,		May 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(847,146)	$(519,285)	$(2,778,387)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	541	809	2,428
Services contributed by an officer	—	—	150
Other comprehensive loss	—	—	59
Amortization of prepaid expense	—	—	561,000
Common stock issued for services	—	—	120,000
Impairment of mineral interests	582,820	171,368	869,189
Amortization of debt discount	544	—	544
Changes to operating assets and liabilities:
Prepaid expenses	—	3,500	—
Deposits	—	25,000	(1,400)
Accounts payable	25,771	8,000	32,466
Accounts payable - related party	33,000	—	33,000
Accrued interest	483	—	483

Net Cash Used in Operating Activities	(203,987)	(310,608)	(1,160,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(2,428)
Purchase of mineral interests	(7,820)	(109,979)	(271,289)

Net Cash Used in Investing Activities	(7,820)	(109,979)	(273,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	25,000	—	25,000
Capital contributions	—	—	10,000
Common stock issued for cash	—	500,000	1,400,000

Net Cash Provided by Financing Activities	25,000	500,000	1,435,000

NET INCREASE (DECREASE) IN CASH	(186,807)	79,413	815
CASH AT BEGINNING OF PERIOD	187,622	108,209	—

CASH AT END OF PERIOD	$815	$187,622	$815

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Preferred stock issued in conversion
of common stock	$—	$—	$67,500
Common stock issued for prepaid expenses	$—	$—	$561,000
Common stock issued for mineral interests	$—	$235,000	$595,000
Initial recording of beneficial conversion feature	$1,406	$—	$1,406

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

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

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 19, 2006 (date of inception) to May 31, 2014.

NOTE 2 – GOING CONCERN

The Company’s financial statements at May 31, 2014 and 2013 and for the period October 19, 2006 (inception) through May 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $2,778,387 for the period from October 19, 2006 (inception) through May 31, 2014. In addition, the Company has not generated any revenues and no revenues are anticipated until the Company begins extracting and selling ore, and there is no assurance that commercially viable deposits exist on the mineral claims that the Company has under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

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

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended May 31, 2014 and 2013, the Company recorded impairment to mineral rights of $582,820 and $171,369, respectively.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2014 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 “Stock Compensation.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. As of May 31, 2014 and 2013, there were 3,681,510 and -0- common stock warrants outstanding, none of which were considered “in the money” at May 31, 2014 and 2013.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following amounts as of May 31, 2014 and 2013:

	May 31, 2014	May 31, 2013
Computer equipment	$2,428	$2,428
Accumulated depreciation	(2,428)	(1,887)
Total	$-0-	$541

Depreciation expense was $541 and $809, for the years ended May 31, 2014 and 2013, respectively.

NOTE 5 – MINERAL INTERESTS

As of May 31, 2014 and 2013 the Company had $-0- and $575,000, respectively, of capitalized costs related to the acquisition of mineral interests on various properties throughout the United States. On May 31, 2014 an impairment of mineral interests was recorded in the full amount of $582,820, as the Company had abandoned the property on December 9, 2013. As of May 31, 2014 the Silver Strike Property is the only property the Company is exploring.

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,000,000 preferred shares with 675,000 preferred shares issued and outstanding at a par value of $0.001 per preferred share.  Common stock consists of 16,633,333 authorized shares of $0.001 par value common stock. As of May 31, 2014 and 2013 there were 2,288,996 shares issued and outstanding.

Common Stock Activity, Fiscal Year Ended May 31, 2014

On May 12, 2014 the Company declared a 1:30 reverse split of its common stock, which is retroactively reflected in the financial statements.

Common Stock Activity, Fiscal Year Ended May 31, 2013

The Company issued 30,556 shares of common stock for cash of $500,000.

The Company issued 20,000 shares of common stock for the acquisition of mineral claims. The shares were valued at fair market value of $235,000.

On October 17, 2012 the Company entered into a Share Issuance Agreement with an unrelated third party entity. Pursuant to the terms of the agreement, the third party agreed to provide a financing line to the Company of no greater than $2,500,000, from which the Company can receive advances of no more than $250,000 per advance. In exchange for any advances made, the Company agrees to issue shares of its common stock. The number of shares to be issued shall be based upon a ten percent discount to the average of the closing trading prices of the five day period immediately prior to issuance. As of May 31, 2014 no advances have been received by the Company.

On October 19, 2012 the Company cancelled 266,667 shares of common stock held by a director of the Company who is a related party.

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

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

On October 25, 2010 the Company issued 11,872 units consisting of one share of common stock and one warrant for cash at $0.63 per share. The attached warrants are exercisable for two years from issuance and have an exercise price of $0.85 per share for one year from issuance which increased to $1.05 in the second year. The Company used the Black-Scholes option pricing model to value the warrants based on the terms of the warrant, a volatility of 350 percent, risk free rate of 0.37 percent, and a stock price and issuance of $0.63. Based on this calculation, the Company determined that the relative fair value of the warrants is $136,699 and allocated this amount of the additional paid-in capital to the warrants. These warrants expired during the year ended May 31, 2013.

A summary of all warrants outstanding and exercisable as of May 31, 2014 and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	—	$—	—	$—
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of Period	—	—	—	—
Exercisable at the end of Period	—	$—	—	$—

A summary of all employee options outstanding and exercisable under the plan as of May 31, 2013 and changes during the year then ended is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of period	11,872	$0.38	0.40	$136,699
Granted	—	—	—	—
Expired	11,872	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of Period	—	—	—	—
Exercisable at the end of Period	—	$—	—	$—

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

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

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

Income tax benefit attributable to:	May 31, 2014	May 31, 2013
Net operating loss	$(288,030)	$(176,577)
Depreciation and amortization	184	275
Impairment expense	198,159	58,265
Change in valuation allowance	89,687	118,037
Net refundable amount	$—	$—

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	May 31, 2014	May 31, 2013
Net operating loss carryover	$(944,652)	$(656,622)
Stock issued for services	231,540	231,540
Depreciation and amortization	826	642
Impairment expense	298,074	99,915
Valuation allowance	414,212	324,525
Net deferred tax asset	$—	$—

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On January 10, 2014 the Company borrowed $25,000 in the form of a convertible note payable. The note bears interest at 5 percent per annum with principal and interest due in full on January 10, 2015. The note is convertible into shares of the Company’s common stock at a conversion price of $0.016. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $1,407 and was recorded as debt discount. During the year ended May 31, 2014, debt discount of $543 was amortized, leaving $863 of unamortized debt discount at May 31, 2014.

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

NOTE 10 – FOURTH QUARTER ADJUSTMENTS

The following relates to adjustments to the February 28, 2014 stated quarter.

The adjustment relates to the January 10, 2014 $25,000 convertible note addition. Whereas the Company had reported a derivative liability of $15,640 and a gain on derivative of $4,931 on their February 28, 2014 quarterly financial statements, the Company should have recorded a beneficial conversion feature of $1,407 related to the $25,000 convertible note and its fixed conversion price of $0.016.

	Nine months ended February 28, 2014

	As Reported	Adjustments	As Restated

Other income (expense):
Gain (loss) on derivative	$4,931	$(4,931)	$-0-
Amortization of debt discount	(2,762)	2,573	(189)
Total other expense	1,985	(2,358)	(189)
Net loss	$(790,523)	$(2,358)	$(792,881)

Net loss per share:
Basic and diluted	$(0.00)		$(0.00)
Weighted average common shares outstanding:
Basic and diluted	68,669,881		68,669,881

	February 28, 2014
	As Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible debt discount	$(17,809)	$16,592	$(1,217)
Derivative liability	15,640	(15,640)	-0-
Total liabilities	52,700	952	53,652
Stockholders’ deficit
Retained earnings (deficit)	(2,721,764)	(2,358)	(2,724,122)
Additional paid-in capital	2,616,805	1,406	2,618,211
Total stockholders’ deficit	(35,555)	(952)	(36,507)
Total liabilities and stockholders’ deficit	$17,145	$—	$17,145

NATIONAL GRAPHITE CORP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014 and 2013

NOTE 10 – FOURTH QUARTER ADJUSTMENTS (Continued)

	Nine months ended February 28, 2014
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(790,523)	$(2,358)	$(792,881)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on notes payable	2,762	(2,573)	189
Gain/loss on derivative liabilities	(4,931)	4,931	-0-
Net Cash Used by Operating Activities	$(189,057)	$—	$(189,057)

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 9, 2014 our Board of Directors approved The Company change its Auditor from Goldman Accounting Services CPA, PLLC, Suffern NY to Sadler Gibb & Associates LLC Salt Lake City UT. None of the reports of Goldman Accounting Services CPA, PLLC, Suffern NYon the Company's financial statements for either of the two most recent fiscal years, contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended May 31, 2014, a going concern qualification in the registrant's audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the past two fiscal years and interim periods.

Item 9A(T). Controls and Procedures.

As of May 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2014:

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending May 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In consideration for the claims, Mr. Liebscher agreed that the Company pay US$55,000 to Monte Cristo Projects LLC and issue 2,500 shares of common stock of our company to Monte Cristo Projects LLC and 2,500 shares of common stock of our company to Alan Chambers.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Kenneth B. Liebscher FortunatoVillamagna Howard Bouch	Chief Executive Officer President/Director Secretary Director Chief Financial Officer Director	71 55 68	December 15, 2009 January 5, 2010 November 1, 2012

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

Dr. FortunatoVillamagna, Secretary, Director

Dr. FortunatoVillamagna was appointed as Secretary and a director of our company on January 5, 2010.

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

Howard Bouch, Chief Financial Officer, Director.

Howard Bouch, age 68, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch started his career in the Mining Sector when he joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is also a Director of Viavid Broadcasting Inc., (symbol VVDB), Tiger Oil and Energy, Inc. (symbol TGRO), Universal Potash Corp., (symbol UPCO), and Black Hawk Exploration (symbol BHWX).

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth B. Liebscher	1	3	2
FortunatoVillamagna	None	1	1
Ian Jackson	None	1	1
Howard Bouch	None	None	None

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

Item 11. Executive Compensation.

General

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2014, and 2013; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2014, and 2013, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Ken Liebscher(1) President, Chief Executive Officer, and Director	2013 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ $	7,000 12,000	$ $	7,000 12,000
Fortunato Villamagna(2) Secretary and Director	2013 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ $	7,000 12,000	$ $	7,000 12,000
Howard Bouch(3) Chief Financial Officer, and Director	2013 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ $	7,000 12,000	$ $	7,000 12,000

Notes:

(1)	Mr. Liebscher was appointed as our President, Chief Executive Officer and a director of our company on December 14, 2009. Mr. Liebscher was our Chief Financial Officer and Secretary from December 14, 2009 to January 5, 2011.

(2)	Dr. Villamagna was appointed as our Chief Financial Officer, Secretary and a Director on January 5, 2010.

(3)	Howard Bouch was appointed as our Chief Financial Officer and a Director November 1, 2012.

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

Compensation of Directors

On January 24, 2010, we issued 150,000 post-split (10,000 pre-split) shares of our common stock to Ken Liebscher and 30,000 post-split (2,000 pre-split) shares of our common stock to FortunatoVillamgna as director compensation.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common	Kenneth B. Liebscher 5466 Canvasback Rd, Blaine, WA 98230	755,000(4) 18,666(3)	Direct Indirect	33.80%
Preferred	Kenneth B. Liebscher 5466 Canvasback Rd, Blaine, WA 98230	675,000	Direct	100%
Common	FortunatoVillamagna 10805 Bernini Dr., Las Vegas, NV 89141	1,000(5)	Direct	*
Common	Directors and Executive Officers as a Group (2 persons)	774,666	Direct	33.84%

Notes:

* Less than 1%.

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 2,288,996 shares of our common stock issued and outstanding.

(2)	Based on 2,288,996 shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by Wannigan Consulting Corp., a private company of which Mr Liebscher is also President and CEO.

(4)	Includes 10,000 pre-split (150,000 post-split) shares issued to Mr. Liebscher for compensation.

(5)	Consists of 2,000 pre-split (30,000 post-split) shares issued to Mr. Villamagna for compensation.

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

Director Independence

Our board of directors consists of Kenneth B. Liebscher, Dr. Fortunato Villamagna and Howard Bouch. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Mr. Liebscher, Dr. Villamagnaand Howard Bouchare not independent directors as Mr. Liebscher is our President and Chief Executive Officer and Dr. Villamagna is our Secretary and Howard Bouch is our Chief Financial Officer.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2014, and for fiscal year ended May 31, 2013, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: Sadler, Gibb & Associates LLC.and Goldman Accounting Services CPA, PLLC,

	Year Ended
	May 31,
	2014	2013
Audit Fees	$12,500	$12,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$12,500	$12,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).
3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).
3.3	Amendment to Articles filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).
3.4	Certificate of Name Change filed with the WY Secretary of State on February 5, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on April 2, 2010).
99.1	Certificate of Change of domicile with the Nevada Secretary of State March 22, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K/A filed on June 6, 2012)
(10)	Material Contracts
10.1	Escrow Agreement dated November 25, 2008 between Ian Jackson, Lucky Boy Silver Corp. (formerly Sierra Ventures, Inc.) and Harcourt Chan (incorporated by reference to an exhibit to our registration statement on Form S-1/A filed on January 14, 2009).
10.2	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 31, 2009).
10.3	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).
10.5	Assignment Agreement dated February 23, 2010 with Ken Liebscher (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2010).
10.6	Purchase Agreement dated 4/20/12 with Habitants Minerals Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 23, 2012).
10.7	Purchase Agreement dated 4/20/12 with GeoXplor Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 2, 2012).
Code of Ethics
10.8	Code of Business Conduct and Ethics & Compliance Program (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on October 12, 2007).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Kenneth B. Liebscher
31.2*	Section 302 Certification of Howard Bouch
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Kenneth B. Liebscher
32.2*	Section 906 Certification of Howard Bouch

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 2, 2014

/s/ FortunatoVillamagna
By: FortunatoVillamagna
Secretary and Director
Date: September 2, 2014

/s/ Howard Bouch
By: Howard Bouch
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 2, 2014

