Form 10-K/A
period 2014-05-31
National Graphite Corp
filed 2014-09-30
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

2,288,996 common shares at $0.018 on May 31, 2014, which is the quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “NGRC”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 2,288,996 common shares issued and outstanding as of May 31, 2014. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO with conversion and voting rights of 1 preferred equals 100 common shares.

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

EXPLANATORY NOTE

This amendment is being filed merely to correct a typo relating to the outstanding share information in the original filing.

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

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed our company name to National Graphite Corp. on May 9, 2012. We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. The authorized capital stock has been adjusted retroactively for a 30 for 1 reverse stock split that took place on May 12, 2014. Our statutory registered agent’s office is located at 153 W. Lake Mead Pkwy, Ste. 2240, Henderson, NV 89015. Our telephone number is (702) 839-4029.

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

We are authorized to issue up to 499,000,000 shares of common stock, of which 2,288,996 shares are issued and outstanding as of May 31, 2014. We have 1,000,000 preferred shares authorized of which 675,000 are issued and outstanding and held by Kenneth B. Liebscher, our President and CEO with conversion and voting rights of 1 preferred equals 100 common shares. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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
Date: September 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth B. Liebscher
By: Kenneth B. Liebscher
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 30, 2014

/s/ FortunatoVillamagna
By: FortunatoVillamagna
Secretary and Director
Date: September 30, 2014

/s/ Howard Bouch
By: Howard Bouch
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 30, 2014

