Form 10-Q
period 2014-08-31
National Graphite Corp
filed 2014-10-20
CIK 1409432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of October 16, 2014: 69,790,516 shares of common stock and -0- shares of preferred stock.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Balance Sheets – August 31, 2014 (unaudited) and May 31, 2014	F-1

Condensed Statements of Operations for the three months ended August 31, 2014 and 2013 (unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended August 31, 2014 and 2013 (unaudited)	F-3

Notes to Condensed Financial Statements	F-4 - F-5

2

NATIONAL GRAPHITE CORP.
Balance Sheets

	August 31,	May 31,
	2014	2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$225	$815

Total Current Assets	225	815

OTHER ASSETS

Deposits	1,400	1,400

Total Other Assets	1,400	1,400

TOTAL ASSETS	$1,625	$2,215

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$39,101	$29,366
Accounts payable - related parties	66,000	39,000
Accrued interest	798	483
Convertible note payable (net of unamortized discount of $509 and $863)	24,491	24,137

Total Current Liabilities	130,390	92,986

STOCKHOLDERS' (DEFICIT)

Preferred stock, 1,000,000 shares authorized
at par value of $0.001; 675,000
shares issued and outstanding	675	675
Common stock, 499,000,000 shares authorized
at par value of $0.001; 2,288,996 shares
issued and outstanding	2,289	2,289
Additional paid-in capital	2,684,593	2,684,593
Other comprehensive income	59	59
Deficit accumulated during the exploration stage	(2,816,381)	(2,778,387)

Total Stockholders' (Deficit)	(128,765)	(90,771)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,625	$2,215

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORP.
Statements of Operations

	For the Three Months Ended
	August 31,
	2014	2013

REVENUES	$—	$—

OPERATING EXPENSES

Exploration of resource properties	—	33,602
Depreciation expense	—	202
Professional fees	24,590	30,054
General and administrative expenses	12,734	42,618

Total Operating Expenses	37,324	106,476

LOSS FROM OPERATIONS	(37,324)	(106,476)

OTHER (EXPENSE)

Interest expense	(670)	—

Total Other (Expense)	(670)	—

LOSS BEFORE INCOME TAXES	(37,994)	(106,476)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(37,994)	$(106,476)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	2,290,516	2,290,516

NATIONAL GRAPHITE CORP.
Statements of Cash Flows

	For the Three Months Ended
	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,994)	$(106,476)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	—	202
Amortization of debt discount	354	—
Changes to operating assets and liabilities:
Note receivable - related party	—	(6,545)
Accounts payable	9,735	(400)
Accounts payable - related party	27,000	—
Accrued interest	315	—

Net Cash Used in Operating Activities	(590)	(113,219)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET (DECREASE) IN CASH	(590)	(113,219)
CASH AT BEGINNING OF PERIOD	815	187,622

CASH AT END OF PERIOD	$225	$74,403

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON CASH FINANCING ACTIVITIES:	$—	$—

The accompanying notes are an integral part of these financial statements.

NATIONAL GRAPHITE CORPORATION

Notes to Condensed Financial Statements

August 31, 2014 and May 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the periods ended August 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

NATIONAL GRAPHITE CORPORATION

Notes to Condensed Financial Statements

August 31, 2014 and May 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. Due to net losses at August 31, 2014 and 2013, the effect of the potential common shares resulting from warrants was excluded, as the effect would have been anti-dilutive.

	For the Three Months Ended August 31, 2014	For the Three Months Ended August 31, 2013
Net loss (numerator)	$(37,994)	$(106,476)
Weighted-average number of common shares outstanding (denominator)	2,288,996	2,288,996
Net loss per share amount	$(0.00)	$(0.00)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On January 10, 2014 the Company borrowed $25,000 in the form of a convertible note payable. The note bears interest at 5 percent per annum with principal and interest due in full on January 10, 2015. The note is convertible into shares of the Company’s common stock at a conversion price of $0.016. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $1,406 and was recorded as debt discount. During the year ended May 31, 2014, debt discount of $543 was amortized, leaving $863 of unamortized debt discount at May 31, 2014. As of August 31, 2014 and additional $354 in debt discount had been amortized, leaving $509 of unamortized debt discount at August 31, 2014.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no material subsequent events to report, other than those listed in the paragraphs below:

On September 22, 2014 the Company issued 67,500,000 shares of common stock upon conversion of 675,000 shares of preferred stock.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “National Graphite Corp or National Graphite mean National Graphite Corp., unless otherwise indicated.

Our company is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed our company name to National Graphite Corp. on March 9, 2012. We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation pursuant to Wyoming Statutes Title 17, ch. 16, Sect.(s) 820, 821 and 1114 and Nevada Revised Statutes 92A.205. This conversion did not alter the number of authorized shares, or the number of issued and outstanding shares, of the corporation. The voting and other rights of the common and preferred shares of the company’s capital stock remain substantially similar under Nevada law. The powers of the company’s officers, directors and shareholders also remain substantially the same. Our authorized capital stock continues to consist of 499,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. Our statutory registered agent’s office is located at 153 W. Lake Mead Pkwy, Ste. 2240, Henderson, NV 89015. Our telephone number is (702) 839-4029.

The following analysis of the results of operations and financial condition of the corporation for the period ending August 31, 2014, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this Form 10-Q and in our annual report filed on Form 10-K.

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

On May 25, 2011 we expanded our claims in the Silver Strike area from 12 to 68 unpatented claims renaming them the LAG claims. In September 2014, the claims lapsed but the Company is pursuing the filing of the requisite notices of location and intends to proceed with this project.

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

Black Butte Property

In a geological report compiled by Hunsaker dated May 2010, further exploration on the Black Butte project was justified, and defined by Hunsaker in their follow up work Summary Report and Update with Recommendations for the Candelaria Project, Esmeralda County, Nevada - December 2011 delivered to the National Graphite December 20th, 2011.

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

Our Proposed Plan of Operation

We have entered into negotiations to acquire Biotech Development Corp. on a share exchange basis. Final terms have not been yet been determined.

Results of Operations

Our comparative periods for the period ended August 31, 2014 and May 31, 2014 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on October 19, 2006 to August 31, 2014, was $1,435,000, with $1,400,000 as proceeds received from sales of our common stock, $10,000 of contributed capital and $25,000 as proceeds from convertible note payable.

Three Months Ended August 31, 2014 and August 31, 2013.

Revenues

We did not generate any revenues from operations for the three month periods ended August 31, 2014 or 2013. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the three-month periods ended August 31, 2014 and 2013.

	Three months	Three months
	Ended	Ended
	August 31, 2014	August 31, 2013
Professional fees	$24,590	30,054
Depreciation	—	202
Exploration of resource property	—	33,602
General and administrative	12,734	42,618
Total operating expenses	$37,324	106,476

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter decreased relative to the comparable period of the prior year due primarily to the fact that we have significantly decreased the exploration expenses incurred. For the three months ended August 31, 2014 and 2013, Operating Expenses decreased to $37,324 from $106,476 due primarily to the Company’s decreased exploration of resource properties, coupled with decreased professional fees.

Other expenses for the three months ended August 31, 2014 included Interest Expense of $670, compared to $-0- for the three month period ended August 31, 2013.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014-2015. Management projects that we will require up to $1,410,000 in order to fund ongoing operating expenses and working capital requirements for the next 12 months, broken down as follows:

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

Liquidity and Capital Resources

As of August 31, 2014, we have yet to generate any revenues.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses.

Working Capital

As of August 31, 2014, we had a working capital balance of negative $130,165.

	August 31,	May 31
	2014	2014
Current Assets	$225	815
Current Liabilities	130,390	92,986
Working Capital	$(130,165)	(92,171)

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders. There are no agreements to supply working capital to the Company.

Cash Flows

	Three months	Three months
	Ended	Ended
	August 31, 2014	August 31 2013

Net cash used in operating activities	$(590)	$(113,219)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net decrease in cash	$(590)	$(113,219)

Net cash used in operating activities

Net cash used in operating activities for the three months ended August 31, 2014 and August 31, 2013 was $590 and $113,219, respectively. This negative cash flow from operations is due primarily to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

The Company had no cash flows from investing activities during the three-month periods ended August 31, 2014 and 2013, respectively.

Net cash provided by financing activities

The Company had no cash flows from financing activities during the three-month periods ended August 31, 2014 and 2013, respectively.

Inflation / Currency Fluctuations

Inflation has not been a factor during the nine months ended August 31, 2014. Although inflation is moderately higher than it was during 2013 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Subsequent Events

September 22, 2014 our CEO and President, Ken Liebscher converted all 675,000 of his preferred shares to 67,500,000 common shares which represents 97% of the issued and outstanding common shares of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of August 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2014:

i)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically re-evaluate this situation.

ii)	Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)	Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

iv)	Lack of sufficient accounting expertise. We do not have any internal accounting staff with adequate knowledge of US GAAP accounting. We have not maintained adequate internal controls over financial reporting to ensure that we adopted accepted accounting policies with respect to routine matters, such as proper accounting and disclosure.

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

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. We have no business history upon which an evaluation of our future success or failure can be made. As of August 31, 2014 our net loss since inception was $2,721,764. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $37,994 and $106,476, respectively, for the three months ended August 31, 2014 and 2013. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.2	Bylaws filed as an exhibit to our Form SB-2 filed on October 12, 2007
3.3	Filed Articles of Conversion and Corporate Charter issued by the Secretary of State of the State of Nevada filed as an exhibit to our Form 8-K on April 5, 2011
3.4	Filed Amended Articles changing name to National Graphite Corp. filed as an exhibit to our Form 8K on 9/04/12.
10.1	Form of Private Placement subscription agreement attached as an exhibit to our Form SB-2 filed on October 12, 2007
10.2	Escrow Agreement dated November 25, 2008 between Ian Jackson, Sierra Ventures Inc. and Harcourt Chan filed as an exhibit to our Form S-1/A filed on January 14, 2009
10.3	Form of Private Placement subscription agreement filed as an exhibit to our Form 8-K filed on December 31, 2009
10.4	Letter Agreement dated February 8, 2010 between Ken Liebscher, Monte Cristo Projects LLC and Alan Chambers filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.5	Assignment Agreement dated February 23, 2010 with Ken Liebscher filed as an exhibit to our current report on Form 8-K filed on March 1, 2010
10.6	Share Issuance Agreement dated October 25, 2010 between Lucky Boy Silver Corp. and Cardinal Capital
Holdings Limited (incorporated by reference to an exhibit to our current report on Form 8-K filed October 29, 2010)
10.7	Investor Relations Agreement dated December 31, 2010 with International IR, Inc. (incorporated by reference to an exhibit to our current report on Form 10Q filed January 17, 2012)
10.8	Share Issuance Agreement dated October 16, 2012 between National Graphite Corp. and Calypso Financial Limited with addendum.
10.9	Election of director Howard Bouch (incorporated by reference to an exhibit to our current report on Form 8-K filed November 12, 2012.)
10.10	Code of Ethics filed as an exhibit to our Form SB-2 filed on October 12, 2007
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.0

 Form 14c authorizing change in Company shares authorized from 500,000,000 common to 499,000,000 common and 1,000,000 preferred with conversion and voting rights of 1:100 filed on Form  8-K filed  on  December  27,  2010

99.1	Purchase Agreement with Habitant Minerals filed as an exhibit to our current report on Form 8K filed on April 23, 2012.
99.2	Purchase Agreement with GeoXplor Inc. filed as an exhibit to our current report on Form 8K filed on May 02, 2012.
99.3	Consulting Agreement with Harbortown Inc. filed as an exhibit to our current report on Form 10Q filed on April 21, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.
(Registrant)

Date: October 16, 2014

By:	/s/ Kenneth Liebscher	By:	/s/ FortunatoVillamagna
	KENNETH B. LIEBSCHER,		DR. FORTUNATO VILLAMAGNA,
	President, Chief Executive Officer		Secretary, Director
Principal Executive Officer

/s/ Howard Bouch
Treasurer, Chief Financial Officer,
Director

