Form 10-Q
period 2014-11-30
National Graphite Corp
filed 2015-08-31
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2014

Commission File Number     000-53284

NATIONAL GRAPHITE CORP.
 (Exact name of Registrant as specified in its charter)

Nevada	27-3787574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Immermannstr. 65A, Dusseldorf, Germany 40210
 (Address of principal executive offices, Zip Code)

49 211 699380
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 28, 2015 there were 105,804,441 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of November 30, 2014 (Unaudited) and May 31, 2014	3
Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2014 and November 30, 2013 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and November 30, 2013 (Unaudited)	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 5. Other Information	17
Item 6. Exhibits	18

NATIONAL GRAPHITE CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	November 30,	May 31,
	2014	2014
	(Unaudited)
CURRENT ASSETS
Cash	$4,007	$4,893
Deposits	24,096	-
Current portion of debt issuance costs	67,462	-
Total Current Assets	95,565	4,893

Debt issuance costs, net of current portion and amortization	260,424	-

TOTAL ASSETS	$355,989	$4,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$55,038	$13,732
Notes payable - related parties	598,678	253,000
Short-term notes payable	629,181	673,269
Convertible notes payable	543,166	4,109
Total Current Liabilities	1,826,063	944,110

Long-term notes payable	547,668	-

Total Liabilities	2,373,731	944,110

STOCKHOLDERS' DEFICIT

Preferred stock; 1,000,000 shares authorized,
at $0.001 par value, -0- and 675,000 shares
issued and outstanding, respectively	-	675
Common stock; 500,000,000 shares authorized,
at $0.001 par value, 98,598,041 and 25,000,000
shares issued and outstanding, respectively	95,116	25,000
Additional paid-in capital	(60,795)	1,000
Stock subscriptions receivable	315,617	(10,000)
Other comprehensive income (loss)	(58,517)	(23,007)
Accumulated deficit	(2,309,163)	(932,885)

Total Stockholders' Deficit	(2,017,742)	(939,217)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$355,989	$4,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL GRAPHITE CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	319,118	-	669,118	-
General and administrative	317,726	61	752,129	76

Total Operating Expenses	636,844	61	1,421,247	76

LOSS FROM OPERATIONS	(636,844)	(61)	(1,421,247)	(76)

OTHER INCOME (EXPENSE)

Interest expense	(25,069)	-	(29,031)	-
Gain on forgiveness of debt	74,000	-	74,000	-

Total Other Income (Expense)	48,931	-	44,969	-

NET LOSS	$(587,913)	$(61)	$(1,376,278)	$(76)

Foreign currency translation income (loss)	(409)	-	(35,510)	-

TOTAL COMPREHENSIVE LOSS	(588,322)	(61)	(1,411,788)	(76)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.00)	$(0.03)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	72,237,539	25,000,000	50,604,795	25,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL GRAPHITE CORP.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,376,278)	$(76)
Adjustments to reconcile loss
to cash flows from operating activities
Gain on forgiveness of debt	(74,000)	-
Amortization of debt issuance costs	9,611	-
Common stock issued for services	-	-
Changes in operating assets and liabilities
Deposits	(22,696)	-
Accounts payable and accrued expenses	16,877	76
Net Cash Used in Operating Activities	(1,446,486)	-

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from related party notes payable	356,178	-
Payments on related party notes payable	(10,500)	-
Proceeds from short-term notes payable	13,876	-
Proceeds from convertible notes payable	563,578	-
Proceeds from long-term notes payable	216,763	-
Proceeds form common stock issued for cash	104,000	-
Proceeds from common stock subscriptions	325,617	-
Net Cash Provided by Financing Activities	1,569,512	-

Effects of exchange rates on cash	(123,912)	-

NET INCREASE (DECREASE) IN CASH	$(886)	$-
CASH AT BEGINNING OF PERIOD	4,893	-

CASH AT END OF PERIOD	$4,007	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest:	$-	$-
Cash paid for taxes:	$-	$-

NON-CASH FINANCING ACTIVITIES:

Debt issuance costs on long-term notes payable	$337,497	$-
Issuance of common stock in conversion of preferred stock	$67,500	$-
Issuance of common stock for net assets in reverse recapitalization	$96,354	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Statements of Cash Flows
November 30, 2014 and May 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the periods ended November 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

Biotech Development Corp (“the Company”), is a biopharmaceutical risk/cost-sharing company operating in Germany, founded in May 2013 to collaborate clinical stage companies that develop new biological entities or new therapeutic platforms in the treatment of various rare diseases. The Company is pursuing the commercial development of a drug candidate elafin, a human identic protein, in the treatment of postoperative inflammatory complications.

National Graphite Corporation (“NGRC”) formerly known as Lucky Boy Silver Corporation, which was formerly known as Sierra Ventures, Inc. was incorporated under the laws of the State of Wyoming on October 19, 2006.

Reverse Recapitalization
On September 30, 2014 the Company entered into a share exchange agreement with NGRC. Pursuant to the exchange agreement, NGRC acquired all the issued and outstanding shares of the Company in exchange for 25,000,000 common shares of NGRC. The transaction resulted in the Company becoming a wholly-owned subsidiary of NGRC. The exchange agreement closed on October 24, 2014 and was accounted for as a reverse capitalization with NGRC as the legal acquirer for legal and the Company as the accounting acquirer. The historical financial statements presented herein for the period prior to the merger date are those of Biotech Development Corp.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2014, the Company has a working capital deficit of $1,730,498 and an accumulated deficit of $2,309,163. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Statements of Cash Flows
November 30, 2014 and May 30, 2014

NOTE 3 – GOING CONCERN (continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of the Company is the United States dollar. However, often the Company transacts in the Euro. Consequently, monetary assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the year. Foreign currency transaction gains and losses are included in results of operations.

Basic and Diluted Loss per Common Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted loss per share includes common stock equivalents outstanding at the balance sheet date. The Company had 436,383 of common stock equivalents related to convertible notes payable included in the fully diluted loss per share as of November 30, 2014, which have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Statements of Cash Flows
November 30, 2014 and May 30, 2014

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of November 30, 2014.

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

As of November 30, 2014 and May 31, 2014, the Company’s notes payable due to related parties consisted of the following:

	November 30,	May 31,
	2014	2014

Note payable bearing interest at 5.0% per annum, originated May 16, 2013, due on demand.	$319,118	$203,000

Note payable bearing interest at 5.0% per annum, originated May 16, 2014, due on demand.	39,500	50,000
Total notes payable, related parties	$598,678	$253,000

With each of the notes payable above, 100 percent of the note proceeds were transmitted directly to a pharmaceutical development entity headquartered in Germany, which is also a related party to the Company. The proceeds were transmitted pursuant to an agreement dated May 16, 2014 whereby the Company agreed to assist with the financing of the continued development of a certain cancer treatment drug. Pursuant to the agreement the Company committed to provide funding of 425,000 EUR on the date of the agreement, and 100,000 EUR per month until a total of 3,500,000 EUR has been provided. In exchange for the funding, the pharmaceutical entity contracted to pay the Company two percent of the net sales of the product within the European Union.  Due to the fact that there is a high degree of uncertainty surrounding the probability and amounts of future sales and net cash flows, all such funding has been expensed as research and development expenses in the Company’s statement of operations.

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Statements of Cash Flows
November 30, 2014 and May 30, 2014

NOTE 6 – NOTES PAYABLE

As of November 30, 2014 and May 31, 2014, the Company’s notes payable consisted of the following:

	November 30,	May 31,
	2014	2014

Note payable bearing no interest, originated May 27, 2014, due on demand.	$578,148	$632,422

Note payable bearing interest at 5.0% per annum, originated February 24, 2014, due on demand.	37,341	40,847

Three (3) notes payable bearing interest at 6.75% per annum, origination dates between September 2014 and November 2014, due on demand.	13,692	-

Note payable bearing interest at 8.25% per annum, originated October 9, 2014, due on October 9, 2019, debt issuance recognized costs upon origination of $337,497.	547,668	-

Total notes payable	1,176,849	673,269
Less: short-term notes payable	(629,181)	(673,269)
Long-term notes payable	$547,668	$-

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of November 30, 2014 and May 31, 2014, the Company’s convertible notes payable consisted of the following:

	November 30	May 31,
	2014	2014

Thirty-eight convertible notes payable bearing interest at 8.25% per annum, originated between June 2014 and November 2014, due on demand; convertible into common shares of the Company at 1.00 EUR per share.	$543,166	$-

Total convertible notes payable	$543,166	$4,109

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Statements of Cash Flows
November 30, 2014 and May 30, 2014

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

The intrinsic value of the beneficial conversion feature and the debt discount associated with all convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes equaled $-0- at origination.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock with -0- and 675,000 preferred shares issued and outstanding at November 30, 2014 and May 31, 2014, respectively.  The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock with 98,598,041 and 25,000,000 shares issued and outstanding at November 30, 2014 and May 31, 2014, respectively.

On May 6, 2013, the Company issued 10,000,000 of common stock to Company founders for cash proceeds of $10,000 which was recorded as stock subscriptions receivable at May 31, 2014 as the cash had not been received by the Company. Also, on May 6, 2013, the Company issued 15,000,000 of common stock to Company founders for $15,000 of services performed. The shares were valued at the price per share of common stock issued for cash which was also equivalent to the par value of the Company’s common stock, or $0.001 per share.

On August 23, 2014, the Company received $1,000 as capital contribution from a Company investor.

On September 20, 2014, preferred stockholders elected to convert 675,000 shares of preferred stock into 67,500,000 shares of common stock.

On September 30, 2014 the Company issued 25,000,000,000 shares of common stock for the acquisition of National Graphite Corporation in exchange for 100 percent of the issued and outstanding shares of NGRC.

In October 2014, the Company issued 325,000 shares of common stock for cash proceeds of $104,000 or $0.32 per share.

During the period ended November 30, 2014, the Company received cash proceeds of $325,617 in exchange for thirty-five stock subscription agreements to issue 3,482,525 shares of the Company’s common stock.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to November 30, 2014 the Company borrowed $1,703 in the form of short-term notes payable, $420,907 in the form of long-term notes payable. The Company also received an additional $155,289 in cash in exchange for stock subscription agreements to issue 6,766,400 shares of the Company’s common stock.
In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no other material subsequent events to report.

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

Until October 2014 we were exclusively an exploration stage company and there is no assurance that commercially viable mineral deposits exist on the mineral property that we have under option.  Additional exploration is required to determine the economic and legal feasibility of the claim is determined.

We were incorporated in the State of Wyoming on October 19, 2006, as Sierra Ventures, Inc. and established a fiscal year end of May 31. On February 5, 2010 we filed an Amendment to Articles with the Wyoming Secretary of State and changed our name from “Sierra Ventures Inc.” to “Lucky Boy Silver Corp.” We changed our company name to National Graphite Corp. on March 9, 2012. We changed the name of our company to better reflect the direction and business of our company. On March 22, 2011, the corporation converted from a Wyoming corporation to a Nevada corporation.

On October 24, 2014, in order to diversify our operations and growth avenues for the Company, we consummated the acquisition of Biotech Development Corp. (“BDC”), as a wholly-owned subsidiary. BDC is a biopharmaceutical risk/cost-sharing company operating in Germany, s founded in May 2013 to collaborate clinical stage companies that develops new biological entities or new therapeutically platforms in the treatment for various diseases, rare diseases and diseases with unmet needs.  BDC is pursuing the commercial development of Proteo’s lead drug candidate ELAFIN, a human identic protein, in the treatment of postoperative inflammatory complications.

The following analysis of the results of operations and financial condition of the corporation for the period ending November  30, 2014, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this Form 10-Q and in our annual report filed on Form 10-K.

Overview

We are a biopharmaceutical risk/cost-sharing company operating in Germany collaborating with clinical stage companies that develops new biological entities or new therapeutically platforms in the treatment for various diseases, rare diseases and diseases with unmet needs.

Projects

ELAFIN

We are currently pursuing the commercial development in collaboration with Proteo of the drug ELAFIN, a human identic protein, in the treatment of postoperative inflammatory complications. There is no assurance that commercially viable application this drug will develop.

Our Proposed Plan of Operation

While continuing the research and development of ELAFIN, will continue working toward further collaboration with other clinical stage companies to expand our operations into new businesses.

Results of Operations

Our comparative periods for the period ended November 30, 2014 and May 31, 2014 are presented in the following discussion.

Three Months Ended November 30, 2014 and November 30, 2013.

Revenues

We did not generate any revenues from operations for the three month periods ended November, 2014 or 2013.

Expenses

The table below shows our operating results for the three-month periods ended November 30, 2014 and 2013.

	Three Months	Three Months
	Ended	Ended
	November 30, 2014	November 30, 2013
Research and development	$319,118	--
General and administrative	317,726	61
Total operating expenses	$636,844	61

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter increased relative to the comparable period of the prior year due primarily to the fact that we have commenced expenditures toward research and development and engaged in corporate restructuring. For the three months ended November 30, 2014 and 2013, Operating Expenses increased to $636,844 from $61 due primarily to the Company’s commencing business operations.

Other expenses for the three months ended November 30, 2014 included Interest Expense of $25,069, compared to $-0- for the three month period ended November 30, 2013, and a Gain on Forgiveness of Debt totaling $74,000 during the 2014 period.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Six Months Ended November 30, 2014 and November 30, 2013.

Revenues

We did not generate any revenues from operations for the six month periods ended November 30, 2014 or 2013. To date, we have not generated any revenues from our mineral exploration business.

Expenses

The table below shows our operating results for the six-month periods ended November 30, 2014 and 2013.

	Six Months	Six Months
	Ended	Ended
	November 30, 2014	November 30, 2013
Research and development	$669,118	--
General and administrative	752,129	76
Total operating expenses	$1,421,147	76

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter increased relative to the comparable period of the prior year due primarily to the fact that we have commenced expenditures toward research and development and engaged in corporate restructuring. For the six months ended November 30, 2014 and 2013, Operating Expenses increased to $1,421,247 from $76 due primarily to the Company’s commencing business operations.

Other expenses for the six months ended November 30, 2014 included Interest Expense of $29,031, compared to $-0- for the six month period ended November 30, 2013, and a gain on forgiveness of debt totaling $74,000 during the 2014 period.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

Our primary sources of working capital to date has been from funds raised through loans and the sale of debt and equity securities. Based on our current plan of operations, we do not have sufficient funds for the next twelve months, and we will require additional funds to continue our product development operations. We have no established bank-financing arrangements; therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

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
$1,410,000

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the six months ended November 30, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of November 30, 2014, we have yet to generate any revenues.  Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our product development and for corporate expenses.

Working Capital

As of November 30, 2014, we had a working capital balance of negative $1,730,498.

	November 30,	May 31
	2014	2014
Current Assets	$95,565	4,893
Current Liabilities	1,826,063	944,786
Working Capital	$(1,730,498)	(939,893)

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders. There are no agreements to supply working capital to the Company.

Cash Flows
	Six Months	Six Months
	Ended	Ended
	November 30, 2014	November 30, 2013

Net cash used in operating activities	$(1,446,486)	$(76)
Net cash provided by investing activities	—	--
Net cash provided by financing activities	1,569,512	1,000
Effects of exchange rates on cash	(123,912)
Net decrease in cash	$(886)	$(113,219)

Net cash used in operating activities

Net cash used in operating activities for the six months ended November 30, 2014 and November 30, 2013 was $1,446,486 and $76, respectively. This negative cash flow from operations is due primarily to the fact that the Company has not generated revenue to date.

Net cash used in investing activities

The Company had no cash flows from investing activities during the six-month periods ended November 30, 2014 and 2013, respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended November 30, 2014 and 2013 was $1,569,512 and $1,000, respectively.  This positive cash flow from financing activities is due to net cash inflows from debt and equity financing.

Inflation / Currency Fluctuations

Inflation has not been a significant factor during the six months ended November 30, 2014. Although inflation is moderately higher than it was during 2013 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 30, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II -  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2014 the Company issued 67,500,000 restricted shares of common stock to Kenneth B. Liebscher, a principal shareholder, a director and officer of the Company, upon the conversion of 675,000 shares of Preferred Stock held by Mr. Liebscher.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On October 17, 2014, prior to the closing of the acquisition Biotech Development Corp., the Company issued 325,000 restricted shares of common stock to the three Biotech Development Corp. shareholders, at a price of $0.32 per shares for an aggregate sum of $104,000 in cash.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) and Regulations of the Securities Act of 1933.

On October 24, 2014, upon the closing of the acquisition of Biotech Development Corp., and pursuant to the Share Exchange Agreement, the Company issued 25,000,000 restricted shares of common stock to the shareholders of Biotech Development Corp., in exchange for their shares of Biotech Development Corp. o underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited consolidated Balance Sheet of National Graphite Corp. and subsidiaries as of November 30, 2014 and the audited balance sheet as of May 31, 2014, the condensed unaudited Statements of Operations for the three and six month periods ended November 30, 2014 and 2013, and the condensed unaudited Statements of Cash Flows for the six month periods ended November 30, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
2.1	Share Exchange Agreement dated September 30, 2014 by and among National Graphite Corp., Biotech Development Corp., and the shareholders of Biotech Development Corp.(1)
3.1	Articles of Incorporation(1)
3.2	By-laws(2)
3.3	Articles of Conversion(3)
3.4	Certificate of Amendment to the Articles of Incorporation(4)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (5)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (5)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Incorporated by reference to the Form 8-K filed on October 28, 2014;
(2)	Incorporated by reference to the Form SB-2 filed on October 12, 2007.
(3)	Incorporated by reference to the Form 8-K filed on April 5, 2011;
(4)	Incorporated by reference to the Form 8-K filed on September 4, 2012;

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GRAPHITE CORP.

Dated: August 31, 2015	/s/ Ulrike Dickmann
By: Ulrike Dickmann
Its: Chief Executive Officer

Dated: August 31, 2015	/s/ Wolfgang Kochs
By: Wolfgang Kochs
Its: Chief Financial Officer