Form 10-Q
period 2015-02-28
National Graphite Corp
filed 2015-08-31
CIK 1409432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  February 28, 2015

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

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of February 28, 2015 (Unaudited) and May 31, 2014	3
Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2015 and February 28, 2014 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and February 28, 2014 (Unaudited)	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 5. Other Information	17
Item 6. Exhibits	17

NATIONAL GRPHITE CORP.
Condensed Consolidated Balance Sheets

ASSETS

	February 28,	May 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS
Cash	$76	$4,893
Deposits	24,096	-
Current portion of debt issuance costs	67,462	-
Total Current Assets	91,634	4,893

Debt issuance costs, net of current portion and amortization	243,789	-

TOTAL ASSETS	$335,423	$4,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$86,841	$13,732
Notes payable - related parties	598,678	253,000
Short-term notes payable	568,232	673,269
Convertible notes payable	495,994	4,109
Total Current Liabilities	1,749,745	944,110

Long-term notes payable	868,620	-

Total Liabilities	2,618,365	944,110

STOCKHOLDERS' DEFICIT

Preferred stock; 1,000,000 shares authorized,
at $0.001 par value, -0- and 675,000 shares
issued and outstanding, respectively	-	675
Common stock; 500,000,000 shares authorized,
at $0.001 par value, 105,364,441 and 25,000,000
shares issued and outstanding, respectively	95,116	25,000
Additional paid-in capital	(60,795)	1,000
Stock subscriptions receivable	470,906	(10,000)
Other comprehensive income (loss)	147,730	(23,007)
Accumulated deficit	(2,935,899)	(932,885)

Total Stockholders' Deficit	(2,282,942)	(939,217)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$335,423	$4,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL GRAPHITE CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	395,160	41,204	1,041,533	41,204
General and administrative	211,216	45	963,345	121

Total Operating Expenses	606,376	41,249	2,004,878	41,325

LOSS FROM OPERATIONS	(606,376)	(41,249)	(2,004,878)	(41,325)

OTHER INCOME (EXPENSE)

Interest expense	(43,105)	-	(72,136)	-
Gain on forgiveness of debt	-	-	74,000	-

Total Other Income (Expense)	(43,105)	-	1,864	-

NET LOSS	$(649,481)	$(41,249)	$(2,003,014)	$(41,325)

Foreign currency translation	(409)	-	170,737	-

TOTAL COMPREHENSIVE LOSS	(649,890)	(41,249)	(1,832,277)	(41,325)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.00)	$(0.03)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OFSHARES OUTSTANDING	101,161,368	25,000,000	68,126,239	25,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL GRAPHITE CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,003,014)	$(41,325)
Adjustments to reconcile loss
to cash flows from operating activities
Gain on forgiveness of debt	(74,000)	-
Amortization of debt issuance costs	26,246	-
Common stock issued for services	-	-
Changes in operating assets and liabilities
Deposits	(22,696)	-
Accounts payable and accrued expenses	48,680	-
Net Cash Used in Operating Activities	(2,024,784)	(41,325)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from related party notes payable	356,178	-
Payments on related party notes payable	(10,500)	-
Proceeds from short-term notes payable	15,579	41,203
Proceeds from convertible notes payable	568,450	-
Proceeds from long-term notes payable	631,679	-
Proceeds from common stock subscribed	480,906	-
Proceeds from common stock issued for cash	104,000	-
Capital contributed by shareholders	-	1,000
Net Cash Provided by Financing Activities	2,146,292	42,203

Effects of exchange rates on cash	(126,325)	-

NET INCREASE (DECREASE) IN CASH	$(4,817)	$878
CASH AT BEGINNING OF PERIOD	4,893	-

CASH AT END OF PERIOD	$76	$878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest:	$-	$-
Cash paid for taxes:	$-	$-

NON-CASH FINANCING ACTIVITIES:

Debt issuance costs on long-term notes payable	$337,497	$-
Issuance of common stock in conversion of preferred stock	$67,500	$-
Issuance of common stock for net assets in reverse recapitalization	$96,354	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
February 28, 2015 and May 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the periods ended February 28, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2015, the Company has a working capital deficit of $1,658,111 and an accumulated deficit of $2,935,899. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
February 28, 2015 and May 31, 2014

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

Basic and Diluted Loss per Common Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented using the treasury stock method. The computation of fully diluted loss per share includes common stock equivalents outstanding at the balance sheet date. The Company had 490,232 of common stock equivalents related to convertible notes payable included in the fully diluted loss per share as of February 28, 2015, which have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of February 28, 2015.

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
February 28, 2015 and May 31, 2014

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

As of February 28, 2015 and May 31, 2014, the Company’s notes payable due to related parties consisted of the following:

	February 28,	May 31,
	2015	2014

Note payable bearing interest at 5.0% per annum, originated May 16, 2013, due on demand.	$559,178	$203,000

Note payable bearing interest at 5.0% per annum, originated May 16, 2014, due on demand.	39,500	50,000
Total notes payable, related parties	$598,678	$253,000

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

NOTE 6 – NOTES PAYABLE

As of February 28, 2015 and May 31, 2014, the Company’s notes payable consisted of the following:

	February 28,	May 31,
	2015	2014

Note payable bearing no interest, originated May 27, 2014, due on demand.	$520,598	$632,423

Note payable bearing interest at 5.0% per annum, originated February 24, 2014, due on demand.	33,624	40,847

Four (4) notes payable bearing interest at 6.75% per annum, origination dates between September 2014 and February 2015, due on demand.	14,010	-

Note payable bearing interest at 8.25% per annum, originated October 9, 2014, due on October 9, 2019, debt issuance costs recognized upon origination of $337,497.	493,152	-

Two (2) notes payable bearing interest at 6.75% per annum, origination dates in December 2014, due in December 2019.	375,468	-

Total notes payable	1,436,852	673,269
Less: short-term notes payable	(568,232)	(673,269)
Long-term notes payable	$868,620	$-

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
February 28, 2015 and May 31, 2014

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of February 28, 2015 and May 31, 2014, the Company’s convertible notes payable consisted of the following:

	February 28,	May 31,
	2015	2014

Forty-one (41) convertible notes payable bearing interest at 8.25% per annum, originated between June 2014 and January 2015, due on demand; convertible into common shares of the Company at 1.00 EUR per share.	$495,994	$4,109

Total convertible notes payable	$495,994	$4,109

The intrinsic value of the beneficial conversion feature and the debt discount associated with all convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes equaled $-0- at origination.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock with -0- and 675,000 preferred shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively.  The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock with 105,364,441 and 25,000,000 shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively.

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

During the period ended February 28, 2015, the Company received cash proceeds of $480,906 in exchange for forty-one stock subscription agreements to issue 10,248,925 shares of the Company’s common stock.

NATIONAL GRAPHITE CORP. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
February 28, 2015 and May 31, 2014

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to February 28, 2015 the Company borrowed $1,119 in the form of short-term notes payable. The Company also received an additional $46,000 in cash in exchange for stock subscription agreements to issue 440,000 shares of the Company’s common stock.

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

On October 24, 2014, in order to diversify our operations and growth avenues for the Company, we consummated the acquisition of Biotech Development Corp. (“BDC”), as a wholly-owned subsidiary. BDC is a biopharmaceutical risk/cost-sharing company operating in Germany, founded in May 2013 to collaborate clinical stage companies that develops new biological entities or new therapeutically platforms in the treatment for various diseases, rare diseases and diseases with unmet needs.  BDC is pursuing the commercial development of Proteo’s lead drug candidate elafin, a human identic protein, in the treatment of postoperative inflammatory complications.

With the abandonment of its mining operations and focus of business operations in the biopharmaceutical arena, the Company anticipates the change of the Company’s name in the near future.

The following analysis of the results of operations and financial condition of the corporation for the period ending February 28, 2015, should be read in conjunction with the corporation’s financial statements, including the notes thereto contained elsewhere in this Form 10-Q and in our annual report filed on Form 10-K.

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

Results of Operations

Our comparative periods for the period ended February 28, 2014 and May 31, 2014 are presented in the following discussion.

Three Months Ended February 28, 2015 and February 28, 2014

Revenues

We did not generate any revenues from operations for the three month periods ended February 28, 2015 or 2014.

Expenses

The table below shows our operating results for the three-month periods ended February 28, 2015 and 2014.

	Three months	Three months
	Ended	Ended
	February 28, 2015	February 28, 2014
Research and development	$395,160	41,204
General and administrative	211,216	45
Total operating expenses	$606,376	41,249

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity, exploration operations and capital-raising. Operating expenses in the most recently completed quarter increased relative to the comparable period of the prior year due primarily to the fact that we have commenced expenditures toward research and development and engaged in corporate restructuring. For the three months ended February 28, 2015 and 2015, Operating Expenses increased to $606,376 from $41,249 due primarily to the Company’s commencing business operations.

Other expenses for the three months ended February 28, 2015 included Interest Expense of $43,105, compared to $-0- for the three month period ended February 28, 2014.

Nine Months Ended February 28, 2015 and February 28, 2014

Revenues

We did not generate any revenues from operations for the nine-month periods ended February 28, 2015 or 2014.

Expenses

The table below shows our operating results for the nine-month periods ended February 28, 2015 and 2014.

	Nine Months	Nine Months
	Ended	Ended
	February 28, 2015	February 28, 2014
Research and development	$1,041,533	41,204
General and administrative	963,345	121
Total operating expenses	$2,004,878	41,325

Operating expenses have and will vary from quarter to quarter based on the level of corporate activity and capital-raising. Operating expenses for the nine-month period ended February 28, 2015 increased relative to the comparable period of the prior year due primarily to the fact that we have commenced expenditures toward research and development and engaged in corporate restructuring. For the nine months ended February 28, 2015 and 2014, Operating Expenses increased to $2,004,878 from $41,325 due primarily to the Company’s commencing business operations.

Other expenses for the nine months ended February 28, 2015 included Interest Expense of $72,136, compared to $-0- for the nine month period ended February 28, 2014.  Additionally, we recognized a gain on forgiveness of debt totaling $74,000 during the 2015 period.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation and Anticipated Cash Requirements

Our primary source of working capital to date has been from funds raised through loans and the sale of debt and equity securities. Based on our current plan of operations, we do not have sufficient funds for the next twelve months, and we will require additional funds to continue our product development operations. We have no established bank-financing arrangements; therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

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
$1,410,000

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the nine months endd February 28, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of February 28, 2015, we have yet to generate any revenues.  Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our product development and for corporate expenses.

Working Capital

As of February 28, 2015, we had a working capital balance of negative $1,658,111.

	February 28,	May 31,
	2015	2014
Current Assets	$91,634	4,893
Current Liabilities	1,749,745	944,110
Working Capital	$1,658,111	(939,217)

We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders. There are no agreements to supply working capital to the Company.

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	February 28, 2015	February 28 2014

Net cash used in operating activities	$(2,024,784)	$(41,325)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	2,146,292	42,203
Effects of exchange rates on cash	(126,325)	—
Net decrease in cash	$(4,817)	$(878)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended February 28, 2014 and February 28, 2013 was $2,024,784 and $41,325, respectively. This negative cash flow from operations is due primarily to the Company’s net loss, coupled by the fact that the Company has not generated revenue to date.

Net cash used in investing activities

The Company had no cash flows from investing activities during the nine-month periods ended February 28, 2015 and 2014, respectively.

Net cash provided by financing activities

Net cash provided by financing activities during the nine-month periods ended February 28, 2015 and 2014 was $2,146,292 and $42,203, respectively.  This positive cash flow was generated from debt and equity financing.

Inflation / Currency Fluctuations

Inflation has not been a factor during the nine months ended February 28, 2015. Although inflation is moderately higher than it was during 2014 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

1.           Financial Statements.  The condensed unaudited consolidated Balance Sheet of National Graphite Corp. and subsidiaries as of February 28, 2015, 2014 and the audited balance sheet as of May 31, 2014, the condensed unaudited Statements of Operations for the three and nine month periods ended February 28, 2015 and 2014, and the condensed unaudited Statements of Cash Flows for the nine month periods ended February 28, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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